Form 10-Q
period 1996-06-30
CORNERSTONE IMAGING INC
filed 1996-08-14
CIK 909276

SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

/Mark One/

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1996

OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from                        to

Commission file number:  0-22292

                         CORNERSTONE IMAGING, INC.
           (Exact name of registrant as specified in its charter)

DELAWARE                                                   77-0104275
State or other jurisdiction of
incorporation or organization                      IRS Employee ID No.

1710 FORTUNE DRIVE, SAN JOSE, CALIFORNIA                       95131
Address of principal executive offices                      Zip code

Registrant's telephone number, including area code:    408-435-8900


- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

/x/Yes               /  /No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.    Yes /  /No /  /

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 1996: 7,493,898

                         CORNERSTONE IMAGING, INC.
                                   INDEX

Part I           FINANCIAL INFORMATION                               PAGE

                 Item 1  Financial Statements
                           Consolidated Balance Sheets at June 30,
                           1996 and December 31, 1995                  3
                           Consolidated Statements of Income for the
                           three and six month periods ended
                           June 30, 1996 and 1995                      4
                           Consolidated Statements of Cash Flows for
                           the six month periods ended June 30,
                           1996 and 1995                               5
                         Notes to Financial Statements                 6

                 Item 2  Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                   8

Part II          OTHER INFORMATION

                 Item 1  Legal Proceedings                            11
                 Item 2  Changes in Securities                        11
                 Item 3  Defaults Upon Senior Securities              11
                 Item 4  Submission of Matters to a Vote of
                         Security Holders                             11
                 Item 5  Other Information                            11
                 Item 6  Exhibits and Reports on Form 8-K             11

Signature Page                                                        12

Exhibit Index                                                         13

Exhibits

                 Statement of Computation of Earnings per Share
                 Financial Data Schedule (Exhibit-27)

Part I - Financial Information  Item 1 - Financial Statements

                         CORNERSTONE IMAGING, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                     June 30, 1996         December 31,1995
                                       (unaudited)
                                 -----------------        -----------------
                       ASSETS
Current assets:
  Cash and cash equivalents             $  2,835              $  4,671
  Marketable securities                    1,196                 5,770
  Accounts receivable, net of allowance
    for doubtful accounts of $643 in 1996
    and $698 in 1995                      15,916                17,885
  Inventories                             16,757                14,075
  Deferred income taxes and other
   current assets                          5,321                 5,387
                                         -------               -------
     Total current assets                 42,025                47,788

Property and equipment, net                3,066                 3,356
Other assets                               1,391                 1,412
                                         -------               -------
                                         $46,482               $52,556


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                        $ 6,174               $ 8,825
 Accrued compensation                        251                 1,109
 Accrued liabilities                       3,186                 3,291
                                         -------               -------
     Total current liabilities             9,611                13,225
                                         -------               -------
Stockholders' equity:
  Common stock                                75                    73
  Paid-in capital                         30,505                30,067
  Retained earnings                        6,291                 9,191
                                         -------               -------
Total stockholders' equity                36,871                39,331
                                         -------               -------
                                         $46,482               $52,556
                                         =======               =======

The accompanying notes are an integral part of these consolidated financial statements

                         CORNERSTONE IMAGING, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                 Three Months           Six Months
                                Ended June 30,        Ended June 30,
                               ---------------       ---------------
                               1996       1995        1996      1995
Net revenues                $22,569    $20,201     $40,401   $37,924
Cost of revenues             15,704    12,667       28,158    23,511
                            -------    -------     -------   -------
  Gross profit                6,865      7,534      12,243    14,413

Sales and marketing           3,963      2,743       7,575     5,232
Research and development      2,120      1,683       4,761     3,497
General and administrative    1,366        871       2,721     1,665
Restructuring charge                                 1,404
                            -------    -------     -------   -------

Operating income (loss)       (584)      2,237     (4,218)     4,019
Interest income                  31        180          88       328
                            -------    -------     -------   -------
  Income (loss) before benefit
  (provision) for income
  taxes                       (553)      2,417     (4,130)     4,347

Benefit (provision) for
  income taxes                  166      (845)       1,230   (1,511)
                            -------    -------     -------   -------
  Net income (loss)         $ (387)    $ 1,572    $(2,900)   $ 2,836
                            =======    =======     =======   =======

Net income (loss) per share $(0.05)    $  0.21     $(0.39)  $  0.38
                            =======    =======     =======  =======
Shares used in per share
calculation                   7,438      7,411       7,431     7,405
                            =======    =======     =======   =======



The accompanying notes are an integral part of these consolidated financial statements

                         CORNERSTONE IMAGING, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED  -  IN THOUSANDS)

                                              Six Months Ended June 30,
                                              -------------------------
                                                   1996      1995
                                                   ----     -----
Cash flows from operating activities:
Net income (loss)                              $(2,900)   $ 2,836
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                     995       504
Changes in assets and liabilities:
    Accounts receivable                           1,969   (2,159)
    Inventories                                 (2,682)   (2,994)
    Other current assets                             66       397
    Other assets                                     21
    Accounts payable                            (2,651)     3,114
    Accrued liabilities                           (963)       438
                                               --------   -------
      Net provided by (used in) operating
      activities                                (6,145)     2,136

Cash flows from investing activities:
  Purchases of marketable securities            (4,595)   (8,818)
  Maturities of marketable securities             9,169     7,983
  Property and equipment additions              (1,379)   (1,104)
  Proceeds from sale of property and equipment      674
                                               --------  --------
    Net cash provided by (used in)
    investing activities                          3,869   (1,939)

Cash flows from financing activities:
  Net proceeds from issuance of common stock        440        350
                                                -------   --------
    Net cash provided by financing activities       440        350
                                               --------   --------
Net increase (decrease) in cash and cash
equivalents                                     (1,836)        547
Cash and cash equivalents at beginning of period  4,671      3,110
                                               --------   --------
Cash and cash equivalents at end of period     $  2,835   $  3,657
                                               ========   ========
Unrealized holding loss on marketable
  securities, net                                        $     68
                                                         ========


The accompanying notes are an integral part of these consolidated financial statements

                         CORNERSTONE IMAGING, INC.
                NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Interim Unaudited Financial Information:

     The accompanying interim unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1995 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principals. The unaudited financial statements for the three and six month periods ended June 30, 1996 and 1995 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

2.   Inventories (in thousands):

                               June 30, 1996      December 31, 1995
                                     (unaudited)
                              --------------      ------------------
            Raw materials    $ 2,121                   $ 2,318
            Work in process    1,398                     2,123
            Finished goods    13,238                     9,634
                             -------                   -------
                             $16,757                   $14,075

3.   Line of Credit:

     The Company has a line of credit facility with a bank which expires on July 1, 1997. The agreement provides for borrowings up to the lesser of $15 million or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's prime rate plus 0.25% (8.5% at June 30, 1996) and are collateralized by accounts receivable, equipment, and inventory of the Company. The agreement requires that the Company provide financial information to the lender, obtain approval of the lender for any payment of dividends or material disposition of the collateral except in the ordinary course of business and meet certain financial ratios, quarterly operating results and minimum tangible net worth amount. At June 30, 1996, there were no borrowings outstanding.

4.   Restructuring Charge:

     In the first quarter of 1996, the Company recorded a $1.4 million restructuring charge primarily related to its decision to cancel its PrintAccel product line. This amount included $1.1 million for prepaid royalties, committed payments for exclusivity rights, engineering services, and a $270,000 write-down of PrintAccel inventory. As of June 30, 1996, the Company had completed making such committed payments and terminated all sales and marketing efforts related to the PrintAccel product line. The Company continues to maintain inventory reserves equal to the cost of the PrintAccel inventory not yet disposed of.

5.   Income Taxes:

     The Company's benefit for income taxes reflects the Company's estimated 1996 annualized effective tax rate of 30%.

6.   Stock Options:

     In May 1996, the Company's Board of Directors approved the grant of new stock options in cancellation of previously granted options with exercise prices greater than the current fair value of the Company's common stock. The newly granted options will be exercisable at the fair value of the Company's common stock at the date of grant and will vest over periods up to four years based in part on the original vesting commencement date.

                         CORNERSTONE IMAGING, INC.
- ---------------------------------------------------------------------------
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed below and in the section captioned Risk Factors in the Company's most recent Annual Report on Form 10-K.
- ---------------------------------------------------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

The Company develops, markets, and services hardware and software products for document image processing (DIP) display subsystems and input subsystems and software tools. Substantially all of the Company's current revenues are derived from display products based on its ImageAccel technology. In ImageAccel, key DIP functionality is embedded in a Cornerstone-designed integrated circuit. In 1994, the Company acquired Pixel Translations, Inc., a provider of DIP software toolkits. In July 1995, the Company acquired Pegasus Disk Technologies, Inc., a supplier of software products used in DIP to manage data stored on optical disk drives.

Substantially all of the Company's revenues in recent years have been attributable to sales of DIP display subsystems. These products, together with existing and planned software products, are expected to account for substantially all of the Company's future revenues. Although demand for DIP systems (including the Company's products) has grown in recent years, the DIP market is still a relatively small and emerging market and there can be no assurance that the market for DIP systems will continue to grow. If the DIP market fails to grow or grows more slowly than the Company currently anticipates, its business, operating results and financial condition would be materially and adversely affected.

The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the timing of new product introductions, product mix, references from DIP systems integrators, changes in pricing policies by the Company, its competitors or suppliers, market acceptance of current and new versions of the Company's products, the timing of significant orders, seasonality and relatively long sales cycles. In addition, a substantial portion of the Company's revenues in each quarter results from orders booked and shipped in that quarter.
The Company's expenses are based, in part, on its expected future revenues. As a result, if revenue levels are below expectations, operating results will likely be adversely affected and net income or loss may be disproportionately affected because only a small portion of the Company's expenses vary with its revenues. There can be no assurance that the Company's revenues will grow in future periods, that they will grow at historic rates, or that the Company will remain profitable on a quarterly basis. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected.

The Company currently sells both color and grayscale subsystems. Color subsystems are higher priced but lower gross margin products than grayscale subsystems. Over the near term, the Company expects the sale of color subsystems to represent an increasing percentage of total revenues. There can be no assurance that the Company's current gross margins will not decline in future periods. In addition, a significant portion of the Company's sales are made through systems integrators and distributors and the Company relies on certain key suppliers for important components and monitors. There can be no assurance that the loss of a major system integrator, distributor, or key supplier would not have a material adverse effect on the Company's business or results of operations over the short term, thereby causing significant fluctuations in its quarterly results.
The DIP industry is characterized by rapid technological change, including emergence of faster microprocessors, frequent new product introductions, and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can create downward price pressure and render existing products obsolete and unmarketable. The Company's recent price decreases were due, in part, to changing technology that led to increased competition. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products and by developing and introducing on a timely basis new products that keep pace with technological developments and emerging industry standards. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and sale of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or any other reason, to develop, introduce, and sell its products in a timely manner, the Company's business, operating results, and financial condition will be materially and adversely affected.

Net Revenues

The Company's net revenues increased 11.8% to $22.6 million in the second quarter of 1996 from $20.2 million in the second quarter of 1995. For the six months ended June 30, 1996, net revenues increased 6.5% to $40.4 million over revenues of $37.9 million in the first six months of 1995. The growth is primarily attributable to the continued growth in the document image processing (DIP) market and increased software sales.

Gross Profit

Gross profit decreased 8.9% to $6.9 million in the second quarter of 1996 from $7.5 million in the second quarter of 1995. For the six months ended June 30, 1996, gross profit decreased 15.1% to $12.2 million from gross margin of $14.4 million for the first six months of 1995. The gross margin was 30.4% and 37.3% for the second quarter of 1996 and 1995, respectively, and was 30.3% and 38.0% for the six months ended June 30, 1996 and 1995, respectively. In March 1996, the Company announced a significant reduction in the price for most of the Company's display products, which was the principle reason for the decline in the Company's gross profit and gross margin. Management expects gross margins full year in 1996 to remain relatively consistent with the first half of 1996. There can be no assurance, however, that that the Companys gross profit and gross margins will not continue to decline in the second half of 1996 and future periods.

Sales and Marketing

Sales and marketing expenses increased 44.5% to $4.0 million in the second quarter of 1996 from $2.7 million in the second quarter of 1995, and for the six month period ended June 30, 1996, increased 44.8% to $7.6 million over $5.2 million for the first six months of 1995. The increase in 1996 is primarily attributable to an increase in staffing associated with an expansion of the Companys sales and marketing organizations to support the sales of new software products. The Company expects that sales and marketing expenses will continue to increase in the future, as the Company continues to expand sales and marketing programs related to these new software products.

Research and Development

Research and development expenses increased 26.0% to $2.1 million in the second quarter of 1996 from $1.7 million in the second quarter of 1995 and for the six month period ended June 30, 1996, increased 36.1% to $4.7 million over $3.5 million for the first six months of 1995. The increases are primarily due to staffing increases and purchased technology to support the development of new software products. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area. As a result, quarterly research and development expenses are expected to continue to increase over the balance of 1996.

General and Administrative

General and administrative expenses increased 56.8% to $1.4 million in the second quarter of 1996 from $871,000 in the second quarter of 1995 and for the six month period ended June 30, 1996, increased 63.4% to $2.7 million from $1.7 million for the first six months of 1995. General and administrative expenses have increased as a percentage of revenues from 4.3% in the second quarter of 1995 to 7.6% in the second quarter of 1996.

Restructuring Charge

In the first quarter of 1996, the Company recorded a one-time $1.4 million restructuring charge related to its decision to cancel its PrintAccel product line. This amount includes $1.1 million for prepaid royalties, committed payments for exclusivity rights, engineering services, and a $270,000 write-down of PrintAccel inventory.

Interest Income

Interest income decreased 82.7% to $31,000 in the second quarter of 1996 from $180,000 in the second quarter of 1995 and for the six month period ended June 30, 1996 decreased 73.2% to $88,000 from $328,000 for the first six months of 1995. The decline is the result of reduced investment levels.

Benefit (Provision) for Income Taxes

The Companys effective income tax rate as a percentage of pretax income was 30% and 35% for the second quarter of 1996 and 1995, respectively, and 29.8% and 34.8% for the six month period ended June 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and marketable securities of approximately $4 million, a decrease from $10.4 million at December 31, 1995, and working capital totaling $32.3 million, an increase of $2.3 million since December 31, 1995. Net cash used in operating activities was $6.1 million in the first six months of 1996 compared to net cash provided by operating activities of $2.1 million for the first six months of 1995. Reduced sales volume, when compared to the fourth quarter in 1995, resulted in an increase in inventory of $2.7 million and a decrease in accounts receivable of $2.0 million during the second quarter.

Additions to property and equipment were $1.4 million and $1.1 million for the first six months of 1996 and 1995, respectively. Net cash provided by investing activities was $3.9 million for the first six months of 1996, compared to net cash used of $1.9 million in the first six months of 1995. Cash provided by investing activities is related primarily to maturities of short-term investments.

The Company believes that its cash on hand and short-term investments, together with cash flows from operations and the existing line of credit, will be sufficient to meet the Companys liquidity and capital requirements for the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Companys products, product mix changes and competitive factors. There can be no assurance that additional financial would be available or that, if available, such financing would be available on terms favorable to the Company.

Part II  -  Other Information

Item 1:        Legal Proceedings

               In 1995, the Company was named as a defendant in three class action lawsuits. The Company was named together with the majority of companies who manufacture or sell computer monitors. The complaints alleged that the Company falsely advertised the size of the viewing area of its computer monitors. In April 1996, the Company was dropped as a defendant and is no longer a party to any of the three lawsuits.

Item 2:        Changes in Securities  -  Not Applicable

Item 3:        Defaults Upon Senior Securities  -  Not Applicable

Item 4:        Submission of Matters to a Vote of Security Holders

          On May 29, 1996, the Company held its 1995 Annual Meeting of Stockholders at the Company's headquarters in San Jose, California. At the meeting, the stockholders were asked to: (I) elect Thomas T. van Overbeek, James Crawford III, E. David Crockett, Margaret Fisher, Stephen J. Sheafor, Bruce Silver and Daniel D. Tompkins as the members of the Board of Directors for 1996; (ii) approve an amendment to the Company's 1993 Stock Option/Stock Issuance Plan to increase the number of shares of Common Stock for issuance thereunder by 500,000 shares to 2,074,852 shares; and (iii) ratify the selection of Coopers & Lybrand as the Company's independent auditors for fiscal year 1996.

          As of the April 9, 1996 record date established for the annual meeting, there were 7,426,538 shares of Common Stock issued and outstanding, all of which were entitled to vote. Present in person or by proxy at the meeting were stockholders representing 5,663,393 shares. Such shares represented 76%, a quorum, of the total number of shares outstanding and entitled to vote. All of the proposals, and all nominees to the board of directors, were approved by the stockholders. 5,525,684 shares voted for approval of the nominees to the board of directors, 137,709 shares against, 0 shares abstained and there were no broker nonvotes. 2,163,996 shares voted for approval of the amendment to the Companys 1993 Stock Option/Stock Issuance Plan, 975,688 shares voted against, 28,807 shares abstained and there were 2,494,902 broker nonvotes, which, pursuant to Delaware law and the Companys charter, were not treated as entitled to vote and therefore had no effect on the options. 5,624,550 shares voted for ratification of the selection of Coopers & Lybrand as the Companys independent auditors, 20,565 shares voted against, 18,278 shares abstained and there were no broker nonvotes.

Item 5:        Other Information  -  Not Applicable

Item 6:        Exhibits and Reports on Form 8-K

              (a) Exhibits
              11.1 Statement of Computation of Earnings Per Share
              27   Financial Data Schedule

              (b) Reports on Form 8-K  -  Not Applicable

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CORNERSTONE IMAGING, INC.
                                -------------------------
                                Registrant


                                /s/ John Finegan
                                --------------------------
Date: August 13, 1996           John Finegan
                                Vice President
                                Finance and Administration
                                (Principal Financial and Accounting
                                Officer)

                               EXHIBIT INDEX


                                                      Sequential
Exhibits                                             Page Number
- --------                                             -----------
11.1   Statement of Computation of Earnings per Share    14
27     Financial Data Schedule                           15