Form 10-Q
period 1996-09-30
CORNERSTONE IMAGING INC
filed 1996-11-15
CIK 909276

11
              SECURITIES & EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


                          FORM 10Q
/Mark One/

/X/QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                             OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to ____________

              Commission file number:  0-22292

                             CORNERSTONE IMAGING, INC.
   (Exact name of registrant as specified in its charter)

DELAWARE                                  77-0104275
State  or other jurisdiction of       Employer ID No.
incorporation or organization

1710 Fortune Drive, San Jose, California                95131
Address  of principal executive offices               Zipcode

Registrant's telephone number, including area code:
408-435-8900

_____________________________________________________________
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.



                 /X/Yes               /  /No






As of September 30, 1996, there were 7,500,461 shares of the issuer's classes of Common Stock.

                  CORNERSTONE IMAGING, INC.
                            Index


Part I          FINANCIAL INFORMATION                Page
                ---------------------                ----
          Item 1Financial Statements
                Consolidated Condensed Balance
                 Sheets at September 30, 1996 and
                 December 31, 1995                      3
                Consolidated Condensed Statements
                 of Income for the three and nine
                 month periods ended September 30,
                 1996 and 1995                          4
                Consolidated Condensed Statements
                 of Cash Flows for the nine month
                 periods ended September 30,
                 1996 and 1995                          5
                Notes to Financial Statements           6

          Item 2  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                        8

Part II         OTHER INFORMATION
                -----------------
           Item  1 Legal  Proceedings                  11
           Item  2 Changes in  Securities              11
           Item  3 Defaults Upon Senior Securities     11
           Item  4 Submission of Matters to a Vote
                   of Security Holders                 11
           Item  5 Other  Information                  11
           Item  6 Exhibits and Reports on Form 8-K    11

Signature Page                                         12

Exhibit Index                                          13

Exhibits                                               14

           Statement of Computation of Earnings per Share
           Financial Data Schedule

Part I - Financial Information  Item 1 - Financial Statements

                  CORNERSTONE IMAGING, INC.
            CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS)

                    September 30, 1996     December 31, 1995
                    ------------------     -----------------
                    (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents    $  918              $  4,671
  Marketable securities        11,903                 5,770
  Accounts receivable,
   net of allowance of $712
   and $698 in 1996 and 1995   14,441                17,885
  Inventories                   9,498                14,075
  Deferred income taxes and
   other current assets         5,466                 5,387
                              -------               -------
     Total current assets      42,226                47,788

Property and equipment - net    2,309                 3,356
Deferred income taxes and
  other assets                  1,368                 1,412
                              -------               -------
                              $45,903               $52,556
                              =======               =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable            $ 4,034               $ 8,825
  Accrued liabilities           3,734                 3,963
  Deferred revenue                765                   437
                              -------               -------
     Total liabilities          8,533                13,225
                              -------               -------
Stockholders' equity:
  Common stock                     75                    73
  Paid-in-capital              30,537                30,067
  Retained earnings             6,758                 9,191
                              -------               -------
   Stockholders'equity         37,370                39,331
                              -------               -------
                              $45,903               $52,556
                              =======               =======







The accompanying notes are an integral part of these consolidated financial statements

                  CORNERSTONE IMAGING, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                    Three Months Ended    Nine Months Ended
                         September 30,         September 30,
                     -----------------    -----------------
                        1996     1995          1996     1995

Net revenues         $26,687  $24,465       $67,088  $62,389
Cost of revenues      18,302   15,619        46,460   39,130
                     -------  -------       -------  -------
  Gross profit         8,385    8,846        20,628   23,259

Sales and marketing    4,036    2,918        11,607    8,150
Research/development   2,491    1,984         7,252    5,481
General/administrative 1,251    1,037         3,973    2,702
Restructuring charge                          1,404
Non-recurring charge;
  purchased in-process
  technology                    2,415                  2,415
                     -------  -------       -------  -------
  Operating income       605      492       (3,608)    4,511

Interest income           10      107           129      435
                     -------  -------       -------  -------
  Income (loss) before
  provision (benefit)
  for income tax         615      599       (3,479)    4,946
Provision (benefit) for
     income tax          185    (506)       (1,045)    1,005
                     -------  -------       -------  -------
  Net income (loss)  $   430  $ 1,105      $(2,434)  $ 3,941
                     =======  =======       =======  =======
Net income (loss)
  per share          $   .06  $  0.14      $ (0.33)  $  0.52
                     =======  =======       =======  =======
Shares used in per share
   calculation         7,558    7,785         7,452    7,651
                     =======  =======       =======  =======



The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE IMAGING, INC.
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (UNAUDITED - IN THOUSANDS)

                            Nine Months Ended September 30,
                            ------------------------------
                                       1996        1995
Cash flows from operating activities:  ----        ----
Net income (loss)                     $(2,434)    $ 3,941
Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization          1,464        836
  Non-recurring charge associated with
   purchased technology                             2,415
(Increase) decrease in assets and
liabilities:
  Accounts receivable                    3,444    (4,448)
  Inventories                            4,577   (10,121)
    Deferred income taxes and
    other assets                          (35)    (2,736)
    Accounts payable                   (4,791)      5,809
    Accrued liabilities                     99      1,404
                                       -------    -------
        Net cash provided by (used in)
        operating activities             2,324    (2,900)
                                       -------    -------
Cash flows from investing activities:
  Sales of marketable securities         4,565     19,225
  Purchases of marketable securities  (10,698)   (13,034)
  Property and equipment additions       (816)    (1,563)
  Loss on asset to be disposed of          400
  Pegasus acquisition, less cash acquired           (453)
                                       -------    -------
    Net cash provided by (used in)
      investing activities             (6,549)      4,175
                                       -------    -------
Cash flows from financing activities:
Net proceeds from issuance of
 common stock                              472        501
                                       -------    -------
Net cash provided by financing
activities                                 472        501
                                       -------    -------
Net increase (decrease) in cash and
  cash equivalents                     (3,753)      1,776
Cash and cash equivalents at
 beginning of period                     4,671      3,110
                                       -------    -------
Cash and cash equivalents at end
 of period                                $918    $ 4,886
                                       =======    =======
Supplemental schedule of noncash
 investing and financing activities:
  Common stock issued in connection with
  the acquisition of Pegasus Storage
  Technology, Inc. and Pixel Translations, Inc.   $ 2,028
                                                  =======
Unrealized holding gain on marketable
  securities, net                      $    68    $    66
                                       =======    =======

The accompanying notes are an integral part of these consolidated financial statements

                CORNERSTONE IMAGING, INC.
                NOTES TO FINANCIAL STATEMENTS
                         (UNAUDITED)

1. Summary of Significant Accounting Policies:
     Interim Unaudited Financial Information:

The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited financial statements for the three and nine month periods ended September 30, 1996 and 1995 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods is not necessarily indicative of the results to be expected for an entire year.

     Revenue Recognition:

     Revenue from hardware and software sales related to the Company's document imaging processing products is recognized (except as noted below) upon shipment if no significant vendor obligations exist and collection of the resulting receivable is deemed probable. Software maintenance revenues for supporting and providing upgrades are deferred and recognized over the maintenance period which is generally one year. Training, consulting and implementation services are recognized as such services are performed. Unearned income on prepaid service contracts is amortized by the straight-line method over the term of the contracts. Related costs are charged to expense as incurred.

2.   Inventories:

                         September  30, 1996  December  31,1995
                               (unaudited)
                         -------------------  -----------------
            Raw materials     $1,306           $ 2,318
            Work in process    1,322             2,123
            Finished goods     6,868             9,634
                              ------           -------
                              $9,498           $14,075
                              ======           =======

3.   Line of Credit

     The Company has a line of credit facility with a bank which expires on July 1, 1997. The agreement provides for borrowings up to the lesser of $15 million or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's prime rate plus 0.25% and are collateralized by accounts receivable, equipment, and inventory of the Company. The agreement requires that the Company provide financial information to the lender, obtain approval of the lender for any payment of dividends or material disposition of collateral except in the ordinary course of business and meet certain financial ratios, quarterly operating results and minimum tangible net worth amount. At September 30, 1996 there were no borrowings outstanding.

4.   Restructuring Charge

     In the first quarter of 1996, the Company recorded a $1.4 million restructuring charge primarily related to its decision to cancel its PrintAccel product line. This amount included $1.1 million for prepaid royalties, committed payments for exclusivity rights , engineering services, and a $270,000 write-down of PrintAccel inventory. As of September 30, 1996, the Company had completed making such committed payments, terminated all sales and marketing efforts, and disposed of all inventory related to this product line.








































CORNERSTONE IMAGING, INC.
_____________________________________________________________
This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed below, those discussed under the caption "Risk Factors" in the Company's most recent annual report on Form 10-K as well as the following: the emergence of the document image processing market, potential fluctuations in quarterly results, competition, new products and technological change, general economic conditions and dependence on capital spending of customers, a lengthy sales cycle and dependence on system sales, inherent risks associated with international sales and international sources of supply, limited sources of supply and reliance upon third-party manufacturers and distributors, and dependence upon key personnel.
_____________________________________________________________

Item 2  -  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

RESULTS OF OPERATIONS:

The Company develops, markets, and services hardware and software products and toolkits for document image processing
(DIP) display subsystems and input subsystems. Substantially all of the Company's current revenues are derived from display products based on its ImageAccel technology. In ImageAccel, key DIP functionality is embedded in a Cornerstone-designed integrated circuit. In June 1994, the Company acquired Pixel Translations, Inc., a provider of DIP software toolkits and now also a provider of input subsystems. In July, 1995, the Company acquired Pegasus Disk Technologies, Inc. a supplier of software products used in DIP to manage data stored on optical disk drives.

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

The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the timing and success of new product introductions, product mix, references from DIP systems integrators, changes in pricing policies by the Company, its competitors or suppliers, market acceptance of current and new versions of the Company's products, forecasting of future sales levels, timing of significant orders, seasonality and relatively long sales cycles and color monitor inventory lead times. In addition, a substantial portion of the Company's revenues in each quarter results from orders booked and shipped in that quarter. The Company's expenses are based, in part, on its expected future revenues. As a result, if revenue levels are below expectations, operating results will likely be adversely affected and net income or loss may be disproportionately affected because only a small portion of the Company's expenses vary with its revenues. There can be no assurance that the Company's revenues will grow in future periods, that they will grow at historic rates, or that the Company will remain profitable on a quarterly basis. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected.

The Company currently sells both color and grayscale subsystems. Color subsystems are higher priced but lower gross margin products than grayscale subsystems. There can be no assurance that the Company's current gross margins will not decline in future periods. In addition, a significant portion of the Company's sales are made through systems integrators and distributors and the Company relies on certain key suppliers for important components and monitors. There can be no assurance that the loss of a major system integrator, distributor, or key supplier would not have a material adverse effect on the Company's business or results of operations over the short term, thereby causing fluctuations in its quarterly results.

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

Net Revenues

The Company's net revenues increased 9.0% to $26.7 million in the third quarter of 1996 from $24.5 million in the third quarter of 1995. For the nine months ended September 30, 1996, net revenues increased 7.5% to $67.1 million over revenues of $62.4 million in the nine months ended September 30, 1995. The growth in such periods is primarily attributable to the continued growth in the document image processing (DIP) market, increased input subsystem and software tools sales, increased unit volumes resulting from a more aggressive pricing model and continued acceptance of the Company's products.



Gross Profit

Gross profit decreased 5.2% to $8.4 million in the third quarter of 1996 from $8.8 million in the third quarter of 1995. For the nine months ended September 30, 1996, gross profit decreased 11.3.% to $20.6 million from gross profit of $23.2 million for the nine months ended September 30, 1995. The gross margin was 31.4% and 36.2% for the third quarter of 1996 and 1995, respectively, and was 30.8% and 37.3% for the nine months ended September 30, 1996 and 1995, respectively. In the first quarter of 1996, the Company announced a significant reduction in the price for most of the Company's display products. In September 1996, the Company announced a significant reduction in the price for most of the Company's display boards. Although partially offset by increased sales of higher margin software products and decreased component costs, these price reductions are the principle reason for the decline in the Company's gross profit and gross margin. Management expects gross margins for the full year in 1996 to remain relatively consistent with the first nine months of 1996. There can be no assurance, however, that the Company's gross profit and gross margins will not continue to decline in future periods.

Sales and Marketing

Sales and marketing expenses increased 38.3% to $4.0 million in the third quarter of 1996 from $2.9 million in the third quarter of 1995 and for the nine months ended September 30, 1996, increased 42.4% to $11.6 million over $8.1 million for the nine months ended September 30, 1995. The increase in 1996 is primarily attributable to an increase in staffing associated with an expansion of the Company sales and marketing organizations to support the sales of new software products together with write downs of certain trade show equipment totalling $100,000. The Company expects that sales and marketing expenses will continue to increase in the future, as the Company continues to expand sales and marketing programs related to these new software products.

Research and Development

Research and development expenses increased 25.6% to $2.5 million in the third quarter of 1996 from $2.0 million in the third quarter of 1995 and for the nine months ended September 30, 1996, increased 32.3% to $7.3 million over $5.5 million for the nine months ended September 30, 1995. The increase was primarily due to staffing increases and technology acquisitions to support the development of new software products and write downs of certain engineering equipment totaling $300,000. The Company believes that continued growth investment in research and development is critical to its future growth and will continue to commit substantial resources to this area. As a result, quarterly research and development expenses are expected to continue to increase in the near term and possibly longer.

General and Administrative

General and administrative expenses increased 20.7% to $1.3 million in the third quarter of 1996 from $1.0 million in the third quarter of 1995 and for the nine months ended September 30, 1996, increased 47.0% to $4.0 million from $2.7 million for the nine months ended September 30, 1995. General and administrative expenses have increased as a percentage of revenues from 4.3% in the third quarter of 1995 to 4.7% in the third quarter of 1996. The Company expects general and administrative expenses to increase slightly in succeeding future periods. There can be no assurance, however, that the increases will not be significant in future periods.

Restructuring Charge

In the first quarter of 1996 the company recorded a one-time $1.4 million restructuring charge related to its decision to cancel its PrintAccel product line. This amount includes $1.1 million for prepaid royalties, committed payment for exclusivity rights, engineering services, and a $270,000 write-down of PrintAccel inventory.

Interest Income

Interest income decreased 90.7% to $10,000 in the third quarter of 1996 from $107,000 in the third quarter of 1995 and for the nine month period ended September 30, 1996 decreased 70.3% to $129,000 from $435,000 for the first nine months of 1995. The Company earned interest income primarily as a result of funds invested in tax exempt municipal debt securities.

Provision (benefit) for Income Taxes

The Company's effective income tax rate as a percentage of pretax income was 30% for the third quarter of 1996 and for the nine month period ended September 30, 1996.

The provision for income taxes for the three month and nine month periods ended September 30, 1995, calculated at an effective rate of 34% and 35%, was $203,000 and $1.7 million, respectively, before being offset by a reduction in the deferred tax asset valuation allowance of $709,000 in the quarter ended September 30, 1995. The reduction in the valuation allowance was recognized based on the expected reduction in future tax obligations. In addition, the non-recurring charge related to purchased in-process technology is deductible for tax purposes over 15 years.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash and marketable securities of approximately $12.8 million, an increase from $10.4 million at December 31, 1995, and working capital totaling $33.7 million, an increase of $870,000 since December 31, 1995. Net cash provided by operating activities was $2.3 million in the first nine months of 1996 compared to $2.9 million used in operating activities for the first nine months of 1995. The increase in the cash provided by operating activities for the nine months ended September 30, 1996 results primarily from decreased accounts receivable and inventory levels.

Additions to property and equipment were $816,000 and $1.6 million for the first nine months of 1996 and 1995, respectively. Net cash provided by investing activities was $6.5 million for the first nine months of 1996, compared to $4.2 million in the first nine months of 1995. Cash provided by investing activities is related primarily to maturities of short term investments.

The Company believes that its cash on hand, short-term investments, and line of credit, together with cash flows from operations, will be sufficient to meet the Company's liquidity and capital requirements for the next 12 months.
The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix changes and competitive factors.


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

Item 2:        Changes in Securities  -  Not Applicable

Item 3:        Defaults Upon Senior Securities  -  Not
Applicable

Item 4:        Submission of Matters to a Vote of Security
Holders -                     Not Applicable

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


                                   CORNERSTONE IMAGING, INC.
                                   --------------------------
                                   Registrant



                                   /S/ JOHN FINEGAN
Date:November 14, 1996             _____________________________
                                   John Finegan
                                   Vice President
                                   Finance and Administration
                                   (Principal Financial and
                                   Accounting Officer)


                        EXHIBIT INDEX


                                                  Sequential
Exhibits                                         Page Number
---------                                        -----------

11.1     Statement of Computation of Earnings
         per  Share                                   14
27       Financial Data Schedule                      15

Part II  -  Other Information

Exhibit 11.1

              COMPUTATION OF EARNINGS PER SHARE
                         (UNAUDITED)
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                       Three Months             Nine Months
                       Ended September 30,      Ended September 30,
                       -------------------       -------------------
                          1996     1995        1996     1995
                          ----     ----        ----     ----
Primary

  Weighted average shares
  outstanding            7,496    7,272       7,140    7,452

  Common stock equivalents  62      513         511      199
                         -----   ------    --------  -------
  Total shares           7,558    7,785       7,452    7,651
                         =====   ======    ========  =======
  Net income              $430   $1,105    $(2,434)   $3,941
                         =====   ======    ========  =======
  Per share amount       $0.06    $0.14     $(.033)     $.52
                         =====   ======    ========  =======

