Form 10-Q
period 1997-03-31
CORNERSTONE IMAGING INC
filed 1997-05-13
CIK 909276

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

       FORM 10-Q


<Mark One>

[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15[D] OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended MARCH 31, 1997

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[D] OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from              to

Commission number: 0-22292

			CORNERSTONE IMAGING, INC.
------------------------------------------------------------------------------
                 [Exact name of registrant as specified in its charter]

DELAWARE									       77-0104275
------------------------------------------------------------------------------
State or other jurisdiction of incorporation             IRS Employer ID No
or organization

1710 Fortune Drive, San Jose, California				            95131
------------------------------------------------------------------------------
Address of principal executive offices					   Zip code

Registrant's telephone number, including area code:  408-435-8900

------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicated by check mark whether the registrant [1] has filed all reports requir ed to be filed by Section 13 or 15[d] of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and [2] has been subject to such filing requirements for the past 90 days.

			[X] Yes		[ ] No

		APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 1997: 7,479,506

				CORNERSTONE IMAGING, INC.
					   Index

Part I		FINANCIAL INFORMATION					Page
			---------------------                           ----

			Item 1	Financial Statements
					Consolidated Balance Sheets at
					  March 31, 1997 and December 31,
					  1996					  3
					Consolidated Statements of
					  Income for the three month periods
					  ended March 31, 1997 and 1996	  4
					Consolidated Statements of Cash
					  Flows for the three month periods
					  ended March 31, 1997 and 1996	  5
					Notes to the Financial Statements	  6

			Item 2	Management's Discussion and Analysis
					  of Financial Condition and Results
					  of Operations				  9

Part II		OTHER INFORMATION
			-----------------

			Item 1	Legal Proceedings				 14
			Item 2	Changes in Securities			 14
			Item 3	Defaults Upon Senior Securities	 14
			Item 4	Submission of Matters to a Vote of
					  Securities Holders			 14
			Item 5	Other Information				 14
			Item 6	Exhibits and Reports on Form 8-K	 14

Signature Page									 15

Exhibit Index
Exhibits
			Statement of Computation of Earnings per Share
			Financial Data Schedule

Part I - Financial Information
Item 1 - Financial Statements

				CORNERSTONE IMAGING, INC.
			     CONSOLIDATED BALANCE SHEETS
				     (IN THOUSANDS)

	March 31, 1997	December 31, 1996
	--------------	-----------------
   	(unaudited)
                  ASSETS
Current assets:
 Cash and cash equivalents	$22,010	$18,486
 Accounts receivable	12,698	17,181
 Inventories	10,738	10,710
 Deferred income taxes and other
  current assets	5,961	4,513
	-------	-------
    Total current assets	51,407	50,890
	-------	-------
Property and equipment, net	2,844	2,859
Other assets	594	1,094
	-------	-------
	$54,845	$54,843
	=======	=======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable	$ 7,965	$10,093
 Deferred revenue	839	761
 Accrued liabilities	6,711	4,971
	-------	-------
    Total current liabilities	15,515	15,825
	-------	-------
Stockholders' equity:
 Common stock	76	76
 Paid in capital	30,171	30,914
 Retained earnings	9,083	8,028
	-------	-------
    Stockholders' equity	39,330	39,018
	-------	-------
	$54,845	$54,843
	=======	=======




The accompanying notes are an integral part of these consolidated financial statements

                       CORNERSTONE IMAGING, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            Three Months Ended March 31,
                                            ----------------------------
	1997	1996
	----	----
Net revenues	$26,014	$17,832
Cost of revenues	16,962	12,454
	-------	-------
Gross profit	9,052	5,378

Sales and marketing	4,380	3,612
Research and development	2,400	2,641
General and administrative	1,361	1,355
Restructuring charge		1,404
	-------	-------
  Operating income (loss)	911	(3,634)

Foreign exchange gains and interest
 income	686	88
	-------	-------
 Income (loss) before benefit
 (provision) for income taxes	1,597	(3,546)

Benefit (provision) for income taxes	(542)	1,065
	-------	-------
    Net income (loss)	$ 1,055	$(2,481)
	=======	=======
Net income (loss) per share	$  0.14	$(0.33)
	=======	=======
Shares used in per share calculation	7,595	7,423
	=======	=======














The accompanying notes are an integral part of these consolidated financial statements

                        CORNERSTONE IMAGING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)

                                            Three months ended March 31,
                                            ----------------------------
                                                 	1997            1996
                                                 	----           	----
Cash flows from operating activities:
 Net income (loss)	$ 1,055	$(2,481)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
  Depreciation and amortization	450	473
Restructuring charges		629
(Increase) decrease in assets and liabi-
  lities:
  Accounts receivable	4,483	6,091
  Inventories	(28)	(3,963)
  Deferred income taxes and other assets	(948)	320
  Accounts payable	(2,128)	(1,667)
  Accrued liabilities and deferred
   revenue	1,818	(1,417)
	-------	-------

    Net cash provided by (used in)
    operating activities	4,702	(2,015)
	-------	-------

Cash flows from investing activities:
 Purchases of marketable securities		(3,500)
 Maturities of marketable securities		3,500
 Property and equipment additions	(435)	(1,023)
 Proceeds from sale of fixed assets		674
	-------	-------
    Net cash used in investing activities	(435)	(349)

Cash flows from financing activities:
 Net proceeds from issuance of common
  stock		83
 Repurchase of common stock	(743)
    	-------	-------
    Net cash provided by financing
    activities	(743)	83
	-------	-------
Net increase (decrease) in cash and
 cash equivalents	3,524	(2,281)
Cash and cash equivalents at beginning
 of period	18,486	4,671
	-------	-------
Cash and cash equivalents at end of
 period	$22,010	$ 2,390
        	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

				CORNERSTONE IMAGING, INC.
			    NOTES TO FINANCIAL STATEMENTS
					(UNAUDITED)


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

	Interim Unaudited Financial Information:
	The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The December 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The unau-
dited financial statements for the three month periods ended March 31, 1997 and 1996 include, in the opinion of management, all adjustments, con

	Recent Pronouncements:
	During February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share (SFAS 128), which specifies the computation , presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's fourth quarter of 1997. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

2.	INVENTORIES:
	(in thousands)

	March 31, 1997	December 31, 1996
	(unaudited)
	--------------	-----------------
      Raw Materials	$ 1,321	$ 1,645
      Work in process	1,038	1,455
      Finished goods	8,379	7,610
	-------	-------
	$10,738	$10,710
	=======	=======

3.	LINE OF CREDIT:

	The Company has a line of credit facility with a bank which expires July 1,
1997.  The agreement provides for borrowings up to the lesser of $15 million or 75% of eligible receivables.  Borrowings under the agreement bear interest at the bank's prime rate plus 0.25% and are collateralized by accounts receivable, equipment, and inventory of the Company.  The agreement requires that the Company provide financial information to the lender, obtain approval of the lender for any payment of dividends or material

4.	DIVESTITURE:

	On February 4, 1997, the Company entered into an agreement to sell the assets of its Pegasus division.  Under the terms of the agreement, the Company received 35,000 shares of Cornerstone's common stock and a note receivable totaling approximately $200,000.  The impact of this transaction on the financial position of the Company is not significant.  In addition, the results of operations of Pegasus for the years ended December 31, 1996 and
1995 are not material in relation to the Company's consolidated financial statements.

5.	RESTRUCTURING CHARGE:

	In the first quarter of 1996, the Company recorded a one-time $1.4 million res tructuring charge related to its decision to cancel its PrintACCEL product line. This amount includes $1.1 million for prepaid royalties, committed pay-
ments for exclusivity rights, engineering services, and a $270,000 write-down of PrintACCEL inventory.  During 1996, the Company completed making such com-
mitted payments, terminated all sales and marketing efforts, and disposed of all inventory related to this product line.


6.	INCOME TAXES:

	The Company's benefit for income taxes reflect the Company's estimated 1997 annualized effective tax rate of 34%.

7.	STOCK REPURCHASE:

	On February 14, 1997, the Company's Board of Directors authorized the use of up to $5 million to repurchase the Company's common stock.  The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes.  Purchases will be made from time-to-time on the open market or in privately negotiated transactions.  The timing and volume of purchases will be dependent upon market conditions and other factors.

8.	STOCK OPTION PLAN:

	On February 14, 1997, the Company's Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's 1993 Stock
Option/Stock Issuance Plan by 400,000 shares to 2,474,852 shares of common stock for issuance under the Plan.  The proposed increase is still subject to stockholder approval.

				CORNERSTONE IMAGING, INC.
  		    NOTES TO FINANCIAL STATEMENTS Continued
					(UNAUDITED)

This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed below and in the section captioned RISK FACTORS in the
Company's most recent Annual Report on Form 10-K as well as the following:
the emergence of the document image processing market, pote
------------------------------------------------------------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

The Company develops, markets and services hardware and software products for document image processing (DIP) display and related applications. In the U.S., the Company is a leading supplier of display subsystems, a component of a total DIP display system. Cornerstone's ImageACCEL subsystems, the first generation of which was introduced in 1992, consist of controllers, proprietary software and large screen, high resolution monitors. In 1994, the Company began providing DIP software toolkits. In November shipments of InputACCEL, a software product designed to automate the conversion of documents into electronic images.

Document image processing, which is often used in conjunction with other computer applications, enables multiple users to electronically capture, file and retrieve documents. DIP systems allow users quick access to the actual document images, require little physical storage space and reduce the risk of misfiling, theft and accidental loss or destruction of documents. DIP systems can story any document image, including photographs, diagrams, letterhead, handwriting, and other graphic formats.

Substantially all of the Company's revenues in recent years have been attributable to sales of display subsystems based on its ImageACCEL technology. The ImageACCEL family of products are board level accelerators installed in personal computers and are designed to enhance user productivity by providing high document legibility and fast image display speeds. These products, together with existing and planned software, are expected to account for substantially all of the Company's future revenues.

The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the timing of new product introductions, product mix, references from DIP systems integrators, changes in pricing policies by the Company, its competitors or suppliers, market acceptance of current and new versions of the Company's products, forecasting of future sales levels, timing of significant orders, seasonality, relatively long sales cycles and color monitor lead times.  In

The Company currently sells both color and grayscale display subsystems. Color subsystems are higher priced but lower gross margin products than grayscale subsystems. Over the near term, the Company expects the sale of color subsystems to continue to represent an increasing percentage of total revenues and at some future date, perhaps all display revenues. There can be no assurance that the Company's current gross margins will not decline in future periods. In addition, a significant portion of the Comp

The DIP industry is characterized by rapid technological change, including emergence of faster microprocessors, frequent new product introductions, and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can create downward price pressure and render existing products obsolete and unmarketable.
The Company's 1996 price decreases were due, in part, to changing technology that led to increased competition. The Company's future succes

Net Revenues

The Company's net revenues increased 46.1% in the first quarter of 1997 to $26.0 million from $17.8 million in the first quarter of 1996. The increase in revenue growth in 1997 compared to 1996 is due to increased input subsystem and software tools sales and higher display unit shipments partially offset by lower display unit prices.

Gross Profit

Gross profit increased 68.5% to $9.1 million in the first quarter of 1997 from $5.4 million in the first quarter of 1996. The gross profit margin for the same period increased to 34.8% from 30.2%. At the end of the first quarter of 1996, the Company announced a significant reduction in the price for most of the Company's display products. The increase in gross profit in
 1997 relates to higher unit sales and at lower prices per unit together with continuing increases in color display subsystems sales in t

Sales and Marketing

Sales and marketing expenses increased 22.2% to $4.4 million in the first quarter of 1997 from $3.6 million in the first quarter of 1996. Sales and marketing expenses have decreased as a percentage of revenues from 20.3% in the first quarter of 1996 to 16.9% in the first quarter of 1997. The decrease in 1997 as a percentage of revenue is primarily attributable to increased revenue levels offset by an increase in staffing associated with an expansion of the Company's sales, marketing, and customer support

Research and Development

Research and development expenses decreased 7.7% to $2.4 million in the first quarter of 1997 from $2.6 million in the first quarter of 1996. Research and development expenses have decreased as a percentage of revenues from 14.8% in the first quarter of 1996 to 9.2% in the first quarter of 1997. The decreases are primarily due to staffing reductions in the display engineering group related to a change in product design processes. The Company believes that continued investment in research and development

General and Administrative

General and administrative expenses in the first quarter of 1997 were unchanged from the first quarter in 1996 at $1.4 million. General and administrative expenses have decreased as a percentage of revenues from 7.6% in the first quarter of 1996 to 5.2% in the first quarter of 1997. The decrease is primarily attributable to increased revenue levels and cost containment measures. The Company expects general and administrative expenses to increase slightly in succeeding future periods. There can be no ass

Divestiture

During February 1997, the Company entered into an agreement to sell the assets of its Pegasus division. Under the terms of the agreement, the Company received 35,000 shares of Cornerstone's common stock and a note receivable totaling approximately $200,000. The impact of this transaction on the financial position of the Company is not significant. In addition, the results of operations of Pegasus for the years ended December 31, 1996 and 1995 are not material in relation to the Company's consolidated res

Restructuring Charge

In the first quarter of 1996, the Company recorded a $1.4 million restructuring charge related to its decision to cancel its PrintACCEL product line. This amount includes $1.1 million for prepaid royalties and committed payments for exclusivity rights, and engineering services, and a $270,000 write-down of PrintACCEL inventory. During 1996, the Company had completed making such committed payments, terminated all sales and marketing efforts, and disposed of all inventory related to this product line.

Foreign Exchange Gains and Interest Income

Foreign exchange gains and interest income was $686,000 in the first quarter of 1997 compared to $88,000 in the first quarter of 1996. The increase is the result of foreign exchange gains in 1997 of approximately $500,000 related to inventory purchased from Japanese suppliers together with increased investing levels. Such gains in 1996 were not significant. The Company earned interest income primarily as a result of funds invested in debt securities.

Benefit (Provision) for Income Taxes

The provision for federal and state income taxes was $542,000 in the first quarter of 1997 compared to a benefit of $1.1 million in the first quarter of 1996. The benefit (provision) for federal and state income taxes as a percentage of pretax income was 34.0% and 30.0% for the first quarter of 1997 and 1996, respectively.

Recent Pronouncement

During February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's fourth quarter of 1997. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

Liquidity and Capital Resources

At March 31, 1997, the Company had cash and cash equivalents of $22.0 million, an increase from $18.5 million at December 31, 1996. Working capital totaled $35.9 million, and increase of $517,000 from December 31, 1996. At March 31, 1997, the Company had a line of credit that provides for the issuance of commercial and standby letters of credit up to $15 million. At December 31, 1996, one such letter credit securing inventory purchases totaling $6.5 million was outstanding under this agreement.
The agre

Net cash provided by operating activities was $4.7 million in the first quarter of 1997 compared to net cash used of $2.0 million in the first quarter of 1996. Substantially, all of the Company's sales are made to distributors, system integrators, and OEMs and the Company believes that significant levels of inventory and receivables are needed to provide ready availability of its products to its distribution channels.

Net additions to property and equipment were $435,000 and $1.0 million for the first quarter of 1997 and 1996, respectively. Net cash used in investing activities was $435,000 for the first quarter of 1997, compared to net cash used of $349,000 in the first quarter of 1996.

On February 14, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other facto

The Company believes that its cash and cash equivalents, together with cash flows from operations will be sufficient to meet the Company's liquidity and capital requirements for the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix and competitive factors. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings - Not Applicable

Item 2.	Changes in Securities  -  Not Applicable

Item 3.	Defaults Upon Senior Securities  -  Not Applicable

Item 4.  	Submission of Matters to a Vote of Security Holders - Not
		Applicable

Item 5.	Other Information  -  Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

		(a) Exhibits
Statement of Computation of Earnings Per Share
27   Financial Data Schedule

Reports on Form 8-K - Not Applicable


					SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

								CORNERSTONE IMAGING, INC.
								------------------------------
								Registrant



Date: May 2, 1997   					------------------------------
								John Finegan
								Chief Financial Officer and
								Secretary
								(Principal Financial and
								Accounting Officer)



					EXHIBIT INDEX


										Sequential
Exhibits									Page Number
--------									-----------

11.1		Statement of Computation of Earnings per Share		17
27		Financial Data Schedule						18


PART II  -  Other Information

Exhibit 11.1

			  COMPUTATION OF EARNINGS PER SHARE
				       (UNAUDITED)
		    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



							Three Months Ended March 31,
	-----------	-----------------

	1997	1996
	----	----
Primary	7,526	7,423

  Weighted average shares outstanding
  assuming conversion of stock options	69
	------	--------

  Total shares	7,595	7,423
	======	========

  Net income (loss)	$1,055	$(2,481)
	======	========

  Per share amount	$ 0.14	$ (0.33)
	======	========



Exhibit 27

				FINANCIAL DATA SCHEDULE
	  			      (UNAUDITED)
		   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1997, THE CONSOLIDATED INCOME STATEMENTS, THE CONSOLIDATED STATEMENTS OF CASH FLOW AND THE RELATED NOTES FOR THE THREE MONTH PERIOD THEN ENDED, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


										Three Months Ended
										------------------
										    March 31, 1997
										    --------------
Cash and cash items	22,010
Marketable securities	0
Accounts receivable	13,596
Allowance for doubtful accounts	898
Inventory	10,738
Total current assets	51,407
Property, plant and equipment	8,171
Accumulated depreciation	5,327
Total assets	54,845
Total current liabilities	15,515
Bonds, mortgages, and similar debt	0
Preferred stock-mandatory redemption	0
Preferred stock-no mandatory redemption	0
Common stock