Form 10-Q
period 1997-06-30
CORNERSTONE IMAGING INC
filed 1997-08-11
CIK 909276

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to_______

                            Commission File No. 0-22292

                            CORNERSTONE IMAGING, INC.
             (Exact name of registrant as specified in its charter)

    A Delaware Corporation                                77-0104275
    ----------------------                                ----------
(State or other jurisdiction of                       (I. R. S. Employer
incorporation or organization)                        Identification No.)

                 1710 Fortune Drive,  San Jose, California  95131
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (408) 435-8900

                                   (No Change)
         ---------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 1997: 7,297,735

Part 1.  Financial Information
Item 1.   Financial Statements

                              CORNERSTONE IMAGING, INC.
                            CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   June 30,    Dec. 31,
                                                   1997        1996
                                                    --------   --------
                                                   (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents                          $16,097    $18,486
  Accounts receivable                                 12,299     17,181
  Inventories                                         14,779     10,710
  Deferred income taxes and other
   current assets                                      5,894      4,513
                                                    --------   --------
    Total current assets                              49,069     50,890

Property and equipment, net                            2,834      2,859
Other assets                                             597      1,094
                                                    --------   --------
       Total assets                                  $52,500    $54,843
                                                    ========   ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $8,579    $10,093
  Deferred revenue                                       866        761
  Accrued liabilities                                  5,156      4,971
                                                    --------   --------
    Total current liabilities                         14,601     15,825
                                                    --------   --------

Stockholders' equity:
  Common stock                                            75         76
  Paid in capital                                     28,871     30,914
  Retained earnings                                    8,953      8,028
                                                    --------   --------
    Total stockholders' equity:                       37,899     39,018
                                                    --------   --------
       Total liabilities and
         stockholders' equity                        $52,500    $54,843
                                                    ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE IMAGING, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended    Six Months Ended
                                                              June 30,            June 30,
                                                       ------------------- -------------------
                                                       1997      1996      1997      1996
                                                       --------- --------  --------  --------
Net revenues                                            $21,243   $22,569   $47,257   $40,401
Cost of revenues                                         13,277    15,704    30,241    28,158
                                                       --------  --------  --------  --------
Gross profit                                              7,966     6,865    17,016    12,243

Sales and marketing                                       4,838     3,963     9,209     7,575
Research and development                                  1,902     2,120     4,307     4,761
General and administrative                                1,356     1,366     2,718     2,721
Restructuring charge                                         --        --        --     1,404
                                                       --------  --------  --------  --------
  Operating income (loss)                                  (130)     (584)      782    (4,218)

Other income (expense)                                      (69)       31       617        88
                                                       --------  --------  --------  --------
  Income (loss) before provision
     (benefit) for income taxes                            (199)     (553)    1,399    (4,130)
Provision (benefit) for income taxes                        (68)     (166)      474    (1,230)
                                                       --------  --------  --------  --------
    Net income (loss)                                     ($131)    ($387)     $925   ($2,900)
                                                       ========  ========  ========  ========
Net income (loss) per share                              ($0.02)   ($0.05)    $0.12    ($0.39)
                                                       ========  ========  ========  ========

Shares used in per share calculation                      7,334     7,438     7,464     7,431
                                                       ========  ========  ========  ========



The accompanying notes are an integral part of these consolidated financial statements

                        CORNERSTONE IMAGING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             -------------------
                                                             1997      1996
                                                             --------- ---------
Cash flows from operating activities:
 Net income (loss)                                               $925   ($2,900)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in
  operating activities:
  Depreciation and amortization                                   889       995
Changes in assets and liabilities:
    Accounts receivable                                         4,882     1,969
    Inventories                                                (4,069)   (2,682)
    Deferred income taxes and other assets                     (1,381)       87
    Accounts payable                                           (1,514)   (2,651)
    Accrued liabilities and deferred revenue                      290      (963)
                                                             --------- ---------
    Net cash provided by (used in)
    operating activities                                           22    (6,145)
                                                             --------- ---------
Cash flows from investing activities:
 Purchases of marketable securities                                --    (4,595)
 Maturities of marketable securities                               --     9,169
 Property and equipment additions                                (734)   (1,379)
 Proceeds from sale of property and equipment                      --       674
                                                             --------- ---------
    Net cash provided by (used in) investing activities          (734)    3,869
                                                             --------- ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock                        --       440
 Repurchase of common stock                                    (2,057)       --
                                                             --------- ---------
    Net cash provided by(used in) financing
    activities                                                 (1,677)      440
                                                             --------- ---------
Net increase (decrease) in cash and
 cash equivalents                                              (2,389)   (1,836)
Cash and cash equivalents at beginning
 of period                                                     18,486     4,671
                                                             --------- ---------
Cash and cash equivalents at end of
 period                                                       $16,097    $2,835
                                                             ========= =========


Unrealized holding (gain) Loss on marketable
  securities, net                                                 $29       $68
                                                             ========= =========


The accompanying notes are an integral part of these consolidated financial statements.

                        CORNERSTONE IMAGING, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Interim Unaudited Financial Information:

                The accompanying interim unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The December 31, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited financial statements for the three and six month periods ended June 30, 1997 and 1996 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods is not necessarily indicative of the results to be expected for an entire year.

Derivatives:

The company uses forward foreign exchange contracts to hedge liabilities denominated in Japanese yen. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designated as, and effective as a hedge, and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on these hedges are included in the carrying amount of the liabilities and are ultimately recognized in income as part of those carrying amounts. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes. If a derivative ceases to qualify for hedge accounting, it is accounted for on a mark to market basis.

Recent Accounting Pronouncements

During February 1997, the Financial Accounting Standards Board issued statement 128, Earnings Per Share (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's fourth quarter of 1997. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No.130, which is effective for the Company in 1998, has not been determined.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.



2.      INVENTORIES (in thousands):
        Inventory:
                                  June 30, 1997       December 31, 1996
                                   (unaudited)
                                   ---------             ---------
            Raw materials          $   1,132             $   1,645
            Work in process            1,206                 1,455
            Finished goods            12,441                 7,610
                                   ---------             ---------
                                   $  14,779             $  10,710
                                   =========             =========



3.      LINE OF CREDIT:

The Company has a line of credit facility with a bank which expires July 1, 1999. The agreement provides for borrowings up to the lesser of $15 million or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's base rate and are collateralized by accounts receivable, equipment, and inventory of the Company. The agreement requires that the Company provide financial information to the lender, obtain approval of the lender for any payment of dividends or material disposition of collateral except in the ordinary course of business and meet certain financial ratios and quarterly operating results. At June 30, 1997, there were no borrowings under the line of credit outstanding.

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


5.      RESTRUCTURING CHARGE:

In the first quarter of 1996, the Company recorded a one-time $1.4 million restructuring charge related to its decision to cancel its PrintACCEL product line. This amount includes $1.1 million for prepaid royalties, committed payments for exclusivity rights, engineering services, and a $270,000 write-down of PrintACCEL inventory. During 1996, the Company completed making such committed payments, terminated all sales and marketing efforts, and disposed of all inventory related to this product line.

6.      INCOME TAXES:

        The Company's provision for income taxes reflects the Company's estimated 1997 annualized effective tax rate of 34%.

7.   STOCK REPURCHASE:

        On February 14, 1997, the Company's Board of Directors authorized the use of up to $5 million to repurchase the Company's common stock. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. During the six month period ended June 30, 1997, the Company repurchased 241,300 shares at an average cost per share of $8.52.


8.      STOCK OPTION PLAN:

        On February 14, 1997, the Company's Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's 1993 Stock Option/Stock Issuance Plan by 400,000 shares to 2,474,852 shares of common stock for issuance under the Plan. The increase was approved by stockholders on June 4, 1997.




Item 2  -  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

This report contains forward looking statement that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors.

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


RESULTS OF OPERATIONS:
__________________________________________________________________
__________
The Company develops, markets and services hardware and software products for document image processing (DIP) display and related applications. In the U.S., the Company is a leading supplier of display subsystems for DIP systems. Cornerstone's ImageACCEL subsystems, the first generation of which was introduced in 1992, consist of controllers, proprietary software drivers and large screen, high resolution monitors. In 1994, the Company began providing DIP software toolkits. In November 1995, the Company began shipments of InputACCEL, a software product designed to automate the conversion of documents into electronic images.

Document image processing, which is often used in conjunction with other computer applications, enables multiple users to electronically capture, file and retrieve documents. DIP systems allow users quick access to the actual document images, require little physical storage space and reduce the risk of misfiling, theft and accidental loss or destruction of documents. DIP systems can store any document image, including photographs, diagrams, letterhead, handwriting, and other graphic formats.

Substantially all of the Company's revenues in recent years have been attributable to sales of display subsystems based on its ImageACCEL technology. The ImageACCEL family of products are controller boards and monitors installed on personal computers and are designed to enhance user productivity by providing high document legibility and fast image display speeds. These products, together with existing and planned software, are expected to account for substantially all of the Company's future revenues.

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

The Company's expenses are based, in part, on its expected future revenues. As a result, if revenue levels are below expectations, operating results will likely be adversely affected because only a small portion of the Company's expenses vary with its revenues.
In recent periods, the Company has experienced significant seasonality. Revenues and net income have been stronger in the fourth quarter and weaker in the first quarter. In 1996, 31% of the Company's revenues were recognized in the Company's quarter ended December 31, 1996, and first quarter 1996 revenues were lower than fourth quarter 1995 revenues. The Company expects this trend to continue in 1997 and 1998. In recent years, the Company has experienced quarterly income and losses. There can be no assurance that the Company's revenues will grow in future periods, or that the Company will achieve profitability on a quarterly or annual basis. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied on as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected.

The Company currently sells both color and grayscale display subsystems. The Company expects the sale of lower margin color subsystems to continue to represent an increasing percentage of total revenues and at some future date, perhaps all display revenues. There can be no assurance that the Company's current gross margins will not decline in future periods. In addition, a significant portion of the Company's sales are made through systems integrators and distributors and the Company relies on certain key suppliers for important components of both color and grayscale displays. There can be no assurance that the loss of a major system integrator, distributor, or key supplier would not have a material adverse effect on the Company's business or results of operations over the short term, thereby causing fluctuations in its quarterly results.

The DIP industry is characterized by rapid technological change, including emergence of faster microprocessors, frequent new product introductions, and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can create downward price pressure and render existing products obsolete and unmarketable. Price decreases over the past six quarters were due, in part, to changing technology that led to increased competition. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products and by developing and introducing on a timely basis new products that keep pace with technological developments and emerging industry standards. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and sale of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or any other reason, to develop, introduce, and sell its products in a timely manner, the Company's business, operating results, and financial condition will be materially adversely affected.

Net Revenues

The Company's net revenues decreased 6.2% to $21.2 million in the second quarter of 1997 from $22.6 million in the second quarter of 1996. The decline in revenues was due in large part to slower than anticipated growth in the market for production document imaging systems. For the six months ending June 30, 1997, net revenues increased 17.1% to $47.3 million over revenues of $40.4
million in the first six months of 1996.   The increase in revenue
in 1997 compared to 1996 is due to increased InputAccel software and software tools sales and higher display unit shipments partially offset by lower display unit prices.

Gross Profit

Gross profit increased 15.9% to $8.0 million in the second quarter of 1997 from $6.9 million in the second quarter of 1996. For the six months ended June 30, 1997, gross profit increased 39.3% to $17.0 million from gross profit of $12.2 million for the first six months of 1996. The gross margin was 37.5% and 30.4% for the second quarter of 1997 and 1996, respectively, and was 36.0% and 30.3% for the six months ended June 30, 1997 and 1996, respectively. At the end of the first quarter of 1996 and again at the beginning of the second quarter of 1997, the Company announced a significant reduction in the price for most of the Company's display products. The increase in gross profit in 1997 relates to higher unit sales and at lower prices per unit together with a continuing increase in color display subsystems sales. Sales of higher margin software products and decreased display component costs cause an increase in the gross margin in 1997. Management expects gross margins for the second half of 1997 to decline somewhat compared with the first half of 1997.

Sales and Marketing

Sales and marketing expenses increased 20.0% to $4.8 million in the second quarter of 1997 from $4.0 million in the second quarter of 1996, and for the six month period ended June 30, 1997, increased 21.1% to $9.2 million over $7.6 million for the first six months of 1996. Sales and marketing expenses have increased as a percentage of revenue from 18.8% for the first six months of 1996 to 19.5% for the same period in 1997. The increase in 1997 as a percentage of revenue is primarily attributable to an increase in staffing associated with an expansion of the Company's Software Division sales, marketing, and customer support organizations.

The Company expects that sales and marketing expenses will continue to increase in the future, in absolute terms, as the Company continues to expand programs related to its software products.


Research and Development

Research and development expenses decreased 9.5% to $1.9 million in the second quarter of 1997 from $2.1 million in the second quarter of 1996 and for the six month period ended June 30, 1997, decreased 8.5% to $4.3 million from $4.7 million for the first six months of 1996. The decreases were primarily due to staffing reductions in the display engineering group related to a change in product design processes, and restructuring of the software engineering service group.

The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area. As a result, quarterly research and development expenses are expected to increase in the second half of 1997, as compared with the first half of 1997.

General and Administrative

General and administrative expenses for the second quarter and the first six months of 1997 were unchanged from the same periods in 1996 at $1.4 million and $2.7 million respectively. Geberal and administrative expenses increased as a percentage of revenues from 6.2 % in the second quarter of 1996 to 6.4% in the second quarter of 1997.

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

Other Income

Other income (loss)was ($69,000) in the second quarter of 1997, compared to income of $31,000 in the second quarter of 1996. Other income for the six month period ended June 30, 1997 increased 601.1% to $617,000 from $88,000 for the six month period ended June 30, 1996. The increase is the result of net foreign exchange gains in 1997 of approximately $238,000 related to inventory purchased from Japanese suppliers together with increased interest from higher investing levels. Foreign exchange gains in 1996 were not significant. The Company earned interest income primarily as a result of funds invested in debt securities.

Benefit (Provision) for Income Taxes

The Company's effective income tax as a percentage of pretax income was 34% and 30% for the second quarter of 1997 and 1996, respectively, and 34% and 29.8% for the six month period ended
June 30, 1997 and 1996 respectively.

Recent Accounting Pronouncements

During February 1997, the Financial Accounting Standards Board issued statement 128, Earnings Per Share (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's fourth quarter of 1997. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No.130, which is effective for the Company in 1998, has not been determined.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and marketable securities of approximately $16.1 million, a decrease from $18.5 million at December 31, 1996, and working capital totaling $34.5 million, a
decrease from $35.1 million at December 31, 1996.   At June 30,
1997, the Company had a line of credit that provides for the issuance of commercial and standby letters of credit up to the lesser of $15 million or 75% of eligible receivables. At June 30, 1997, one such letter of credit securing inventory purchases totaling approximately $7.0 million (800 million yen) was outstanding under this agreement. Net cash provided by operating activities was $22,000 in the first six months of 1997 compared to net cash used in operating activities of $6.1 million for the first six months of 1996. Substantially, all of the Company's sales are made to distributors, system integrators, and OEMs and the Company believes that significant levels of inventory and receivables are needed to provide ready availability of its products to its distribution channels.

Additions to property and equipment were $734,000 and $1.4 million for the first six months of 1997 and 1996, respectively. Net cash used in investing activities was $734,000 for the first six months of 1997, compared to net cash provided of $3.9 million in the first six months of 1996. Cash provided by investing activities is related primarily to maturities of short term investments.

On February 14, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. During the six month period ended June 30, 1997, the Company repurchased 241,300 shares at an average cost per share of $8.52.


The Company believes that its cash and cash equivalents, together with cash flows from operations and the existing line of credit will be sufficient to meet the Company's liquidity and capital requirements for the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix changes and competitive factors. Accordingly, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or other sources. There can be no assurance that additional financing would be available or that, if available, such financing would be available on terms favorable to the Company.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities  -  Not Applicable

Item 3.   Defaults Upon Senior Securities  -  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

         On June 4, 1997, the Company held its 1996 Annual
Meeting of Stockholders at the Company's headquarters in San Jose, California. At the meeting, the stockholders were asked to: (I) elect Thomas T. van Overbeek, James Crawford III, E. David Crockett, Stephen J. Sheafor, Bruce Silver and Daniel D. Tompkins as the members of the Board of Directors for 1997; (ii) approve an amendment to the Company's 1993 Stock Option/Stock Issuance Plan to increase the number of shares of Common Stock for issuance thereunder by 400,000 shares to 2,474,852 shares; and (iii) ratify the selection of Coopers & Lybrand as the Company's independent auditors for fiscal year 1997.

         As of the April 15 1997 record date established for the annual meeting, there were 7,554,505 shares of Common Stock issued and outstanding, all of which were entitled to vote. Present in person or by proxy at the meeting were stockholders representing 6,244,660 shares. Such shares represented 82.7%, a quorum, of the total number of shares outstanding and entitled to vote. All of the proposals, and all nominees to the board of directors, were approved by the stockholders. 5,713,888 shares voted for approval of the nominees to the board of directors, 527,972 shares against, 1,722,568 shares voted for approval of the amendment to the Company's 1993 Stock Option/Stock Issuance Plan, 996,608 shares voted against, 34,155 shares abstained and there were 3,491,329 broker nonvotes. 6,200,853 shares voted for ratification of the selection of Coopers & Lybrand as the Company's independent auditors, 17,135 shares voted against, 26,672 shares abstained and there were zero broker nonvotes.


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

                                                 CORNERSTONE IMAGING, INC.
                                                 ------------------------------
                                                 Registrant


Date: August 8, 1997                            /s/ John Finegan
                                                 ------------------------------
                                                 John Finegan
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)



                               EXHIBIT INDEX


Exhibit          Description
---------       ------------------------------------------------------------

11.1            Statement of Computation of Earnings per Share

27              Financial Data Schedule