Form 10-K/A
period 1996-12-31
CORNERSTONE IMAGING INC
filed 1997-08-13
CIK 909276

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549


                          FORM 10-K/A


X   ANNUAL  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE
                SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1996

                             OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from _______ to __________

               Commission file number 0-22292
  ----------------------------------------------------------------------

                    CORNERSTONE IMAGING, INC.
     (Exact name of registrant as specified in its charter)

       Delaware                                   77-0104275
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No)

       1710 Fortune Drive,   San Jose, CA             95131
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (408) 435-8900

Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class        Name of each exchange on which registered
           None                                  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES   X      NO
                                       ------

                  [Cover page 1 of 2 pages]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1997, was to the best of the Company's knowledge approximately $55,000,000 million (based upon the February 28, 1997 closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On February 28, 1997, approximately 7,500,000 shares of the
Registrant's Common Stock, $0.01 par value, were outstanding.


             DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on June 4, 1997 are incorporated by reference into Part III.

                  [Cover page 2 of 2 pages]



                           PART I

This  Annual report on Form 10-K may contain forward-looking statements
that  involve  risks  and  uncertainties.    The Company's  actual
results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under the caption "Risk Factors" as well as the following: the emergence of the
document image processing market, potential fluctuations in   quarterly
results,  competition,  new  products   and technological   change,
general  economic  conditions   and dependence on capital spending of
customers, a lengthy sales cycle and dependence on system sales, international sources of supply, limited sources of supply and reliance upon third- party manufacturers and distributors, and dependence upon key personnel.


Item 1.        Business

            The   Company  develops,  markets  and  services hardware and
software products for document image processing (DIP) display and related applications. In the U.S., the Company is a leading supplier of DIP display subsystems, a component of a total DIP display
system.   Cornerstone's ImageAccel  subsystems, the first generation  of which  was introduced  in  1992,  consist of  controllers,  proprietary
software  and  large screen, high resolution  monitors.   In 1994, the
Company began providing DIP software toolkits. In November 1995, the Company began shipments of InputAccel, a software product designed to automate the conversion of documents into electronic images.

           Document image processing, which is often used in conjunction
with  other  computer  applications,   enables multiple users to
electronically capture, file, and retrieve documents.   DIP  systems
allow users quick access to the actual document images, require little physical storage space and reduce the risk of misfiling, theft and accidental loss or destruction of documents. DIP systems can store any document image, including photographs, diagrams, letterhead, handwriting, and other graphic formats.

           Substantially  all of the Company's  revenues  in recent
years have been attributable to sales of DIP display subsystems   based
on  its  ImageAccel   technology.   The ImageAccel  family of products
are board level accelerators installed in personal computers and are designed to enhance user productivity by providing high document legibility and fast image display speeds. These products, together with existing and planned software, are expected to account for substantially all of the Company's future revenues.

           On an average per employee or "per seat" basis, Cornerstone believes labor costs of a DIP system user exceed DIP system costs,
thereby  making  user  productivity   a critical  DIP system purchasing
consideration. The Company's display products increase user productivity by optimizing document display legibility and delivering sub second image display speeds.

           ImageAccel products incorporate a proprietary "scale-to-gray" image enhancement algorithm that significantly improves the legibility of small characters typically found in business documents.
ImageAccel   is currently  supported  by  over  60  independent
application software developers, establishing its application programming interface as a de facto DIP standard.

           Software  tools  allow integrators  and  software developers
to save both time and money by offering  stable, supported   libraries
of  software  code  to   drive    DIP peripherals  rather  than having to
develop  such  software themselves.   Most of these tools are based on
Cornerstone's ISIS (Image & Scanner Interface Specification), an industry standard interface for scanners.

           ISIS  provides a key component of InputAccel,  an open,
high-throughput, standard integration platform and set of   software
modules  that  automate  the  conversion  and indexing  of  paper
documents  into  electronically  stored images.   InputAccel's
integration platform with ISIS  is  a foundation  linking various
technologies into an upgradeable system   that  provides  system
management,  control,   and reporting  functions. The integration
platform  is  an  open platform  that  can incorporate/utilize input
software  from Cornerstone   as  well  as  products  from  third
parties, including application vendors, scanner manufacturers, and other providers.

           The Company's products are used by a diverse  set of
customers  in  a  wide  variety  of  document   imaging applications,
such as insurance claim processing, credit and loan application processing and the storage of personnel records and technical manuals. Most often, DIP systems are used by large, service-oriented companies
and  government agencies   for  which  document  management  or
transaction processing is critical. Cornerstone distributes its products
primarily through   distributors,   systems integrators, and OEMs.  A
significant portion of the Company's sales are made through systems integrators and distributors and the Company relies on certain key domestic and Asian suppliers for important components. There can be no assurance that the loss of a major system integrator, distributor, or key supplier, or a change in exchange rates would not have a material adverse effect on the Company's business or results of
operations   over  the  short  term,  thereby   causing fluctuations in
its quarterly results.


Technology and Products

           Cornerstone offers a range of color and grayscale display subsystems and controllers designed primarily for visually demanding
applications  such  as  document  image processing.    A   Cornerstone
subsystem  consists   of   a controller,  proprietary software and a
large  screen,  high resolution   monitor.    All   subsystems   are
based   on Cornerstone's ImageAccel architecture and offer:

     -  High resolution (up to 3,000,000 displayable pixels)
     -  Image enhancement using scale-to-gray
     -  Document image decompression
     -  Acceleration  for Microsoft Windows  and  IBM  OS/2
        Presentation Manager operating environments
     -  Driver software that optimizes performance
     -  High screen refresh rates that minimize flicker
     -  Full page or larger monitors

           The  Company believes that for DIP system  users, document
legibility and image display  speed  are  two  key components   of
productivity.   The  Company's   technology strategy  for its display
products is focused on  maximizing legibility   and   image  display
speed,  while   providing graphics  functionality found on general
purpose products. The Company is currently delivering its fourth generation of document image display controllers, with each generation providing improved legibility, speed and functionality. The Company's product designs address two sets of functionality necessary for document image processing display subsystems: Display and general purpose graphics functions and document image processing functions

           The ImageAccel integrated circuit, introduced  in 1992,  has
powered the entire family of Cornerstone display controllers,   providing
a  common   software   interface, functionality,  and  scale-to-gray
image enhancement across the entire product line. ImageAccel 2.0, introduced in February 1995, integrated display and DIP functionality and includes the following capabilities:

      - Scale-to-gray engine with image decompression and rotation functions

      - A high speed BitBLT (bit block transfer) engine optimized for Windows and OS/2 Presentation Manager

     -  Integrated PCI, ISA and MCA host bus interface

     - Clear color image rendering hardware for the accurate display of 24 bit photo-realistic images using
         8 bit display hardware.

         ImageAccel 3.0, was introduced in November 1996, and added the following capabilities:

          - Support for JBIG, an image compression algorithm enabling smaller file sizes
          - A Netscape plug-in viewing of scanned documents on the internet
          - Smart Image, to intelligently adjust brightness and contrast.

          Display products for document image processing and other visually demanding environments must have significant software content due to:

          - Demand for high performance in increasingly complex graphical user interface environments
          - Requirement for very high speed decompression and scaling of document images
          - Requirement to enhance scanned images

           Document imaging application software typically runs on users' personal computers under Microsoft Windows or OS/2. The Company
works closely with Microsoft and IBM   in order  to most effectively
exploit the capabilities of their respective graphical user interfaces.

          Cornerstone has been shipping grayscale subsystems since 1987 and color subsystems since 1992. Color products presently represent a
significant  majority  of   display revenues  and  are  expected to
continue to  increase  as  a percentage of total display revenues.


Market Applications

           The Company's products are used by a diverse  set of
customers  in  a wide variety of document  imaging   and related
applications.   In  an  increasingly   competitive business  environment,
many organizations  are  turning  to document  image  processing as a
means of improving  quality and  productivity.   Most often, DIP  systems
are  used  by large,  service-oriented companies and  government agencies for which management is critical. The leading industry segments for DIP systems are financial and non-financial services,
manufacturing, health care, and government.   DIP systems  enable  users
to manage the flow of documents more efficiently and to provide improved service through faster and more accurate retrieval of documents by multiple users.


Sales and Marketing

           The Company's sales and marketing activities include participation in industry trade shows and seminars and advertising in
major trade publications.  Through these and   other   activities,  the
Company  generates   display subsystem  sales leads for its distributors
and resellers. The Company delivers its display products to end users primarily through arrangements with distributors and system integrators. Software tools are typically sold to DIP software and hardware suppliers. InputAccel software is typically sold through system integrators and value added resellers.


          Distributors

          In the United States, the Company sells a majority of  its
display products through distributors  of  computer products,   which  in
turn  resell  them  to  value   added resellers, system integrators and
end users.  During   1996, one  U.S.  distributor represented in excess
of 10% of the Company's net sales. The Company believes that in the event of the loss of one of its major distributors, over time, the distributor could be replaced by other distributors and such loss would
not have a long term effect on the Company.   The Company   has
international  distributors  in   all   major countries in Europe, Asia,
and Latin America.


          Systems Integrators and Value-Added Resellers

           The Company's subsystems are used in connection with a complex DIP system that includes important elements supplied by other vendors. As a result, purchasers of DIP systems, as well as InputAccel, typically rely on system integrators to oversee the acquisition and installation of key hardware and software components of the overall DIP system. Accordingly, a significant portion of the Company's display subsystem and InputAccel sales to end users are made through system integrators and value-added resellers.


          OEMs

              Software tools are sold or licensed to such hardware and software suppliers as Fujitsu, Kodak, Caere and Lotus.

            In 1996, international sales represented approximately 29% of the Company's revenues and the Company expects that international sales will continue to account for a significant portion of its revenues in
future.   The Company intends to continue to expand its operations
outside of the United States and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to inherent risks,
including unexpected changes in  regulatory requirements,   tariffs  and
other  barriers,   fluctuating exchange   rates,  difficulties  in
staffing and managing foreign operations and the possibility of greater difficulty in accounts receivable collection. To date, the Company has avoided the risk of fluctuating exchange rates associated with international sales by generally selling its products in United States currency, but there can be no assurance that the Company will be able
to continue to do so  in  the future.   There  can  be no assurance that
these or other factors will not have a material adverse effect on the Company's future international sales and, consequently, on the
Company's  business, operating  results  and  financial condition.   The
Company  currently  purchases  the   color display  monitors  it
incorporates into  its  color  display subsystems  from  a  Japanese
manufacturer.  Although   the Company's  importation  of such monitors
is not currently affected by tariffs on Japanese electronic goods, there can be no assurance that trading policies adopted by the United States or Japan will not decrease the availability of products imported from Japan such as the monitors purchased by the Company, and as a result increase the Company's cost of obtaining such monitors. In addition, there can be no assurance that such trading policies will
not  adversely impact   the  Company's  ability  to  market  its
products internationally. In purchasing components and monitors from international sources, the Company is susceptible to foreign currency fluctuations, which could materially increase its cost of acquiring such components and monitors and have a material adverse effect on the Company's business, operating results, and financial condition.


Research and Development

           The Company believes that its future success in the DIP market will depend in large part on its ability to enhance its current
product line, develop  new  products, maintain   technological
competitiveness  and  satisfy   an evolving  range  of  customer
requirements.   The  Company's research  and development group is
responsible for exploring new   directions  and  applications  of  core
technologies, incorporating new technologies into products and
maintaining strong  research  relationships outside  the  Company.   The
Company  seeks to leverage its direct investment in research and
development  by  supporting  efforts  by   independent software   and
hardware  vendors   to   develop   products complementary  to its
products.   During   1996,  1995  1994 research  and  development
expenses were $9.6 million, $7.8 million and $5.3 million, respectively. As of December 31, 1996, the Company's research and development group consisted of 73, 68 and 53 full-time employees, respectively with the majority in software development . The Company intends to continue to make substantial investments in product and technology research and development and to continue to participate actively in the development of industry standards.


Patents and Other Proprietary Rights

           The  Company does not currently have any  patents and  relies
on a combination of trade secret, copyright, and trademark   laws,
nondisclosure  and   other   contractual agreements and technical
measures to protect its proprietary rights in its products. There can be no assurance that it will develop proprietary products or technologies that are patentable, that any issued patent will provide it with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there
can be no assurance that others will  not independently   develop
similar  products,  duplicate   the Company's products or, if patents are
issued to the Company, design around the patents issued to the Company. There can be no assurance that the steps taken by the Company will
prevent   misappropriation  of  its  technology,  and   such protections
may not preclude competitors from developing products with features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that such claims will not
require the Company  to enter   into  royalty  arrangements  or  result
in   costly litigation.   Because the DIP industry is  characterized  by
rapid  technological  change,  the  Company  believes   that factors such
as the technological and creative skills of its personnel,   new  product
developments,  frequent   product enhancements,   name   recognition
and   reliable   product maintenance   are   more  important  to
establishing   and maintaining  a  technology  leadership  position  than the various legal protections of its technology.


Service and Technical Support

           An important element in the Company's strategy is to   provide
comprehensive  service  and  support  of   its products.   The  Company
believes that responsive  technical support   and   customer  service
are  essential   customer requirements and provides extensive support for
its products by  telephone,  fax  and electronic  bulletin  boards.   The
Company  provides  resellers and distributors  with  product support
and  training  programs.   The  Company's  display products  have  a
limited warranty of three to  five  years. For  an  additional  charge,
the Company offers enhanced service programs.   The Company has not
experienced any significant maintenance problems or unusual warranty expenses to date.


Manufacturing and Suppliers

           All  manufacturing and assembly and  some product shipping
operations are performed for Cornerstone by  third parties.   Monitors
are received and shipped by the Company as complete assemblies. Controllers are assembled and tested by third parties that specialize in the manufacture of printed circuit board assemblies. The Company currently sources all major components directly and consigns them to its assembly subcontractors. The Company currently has sole source suppliers for its color and grayscale monitors and some important components used in its products, including integrated
circuits.  Business  disruptions  or   financial difficulties  of  a
sole-source supplier could adversely affect the Company by increasing the cost of goods sold or reducing the availability of such monitors or components. To date, the Company has generally been able to obtain adequate supplies of these components and monitors, however, the Company has had difficulty in obtaining components from certain sole sourced suppliers. To address this issue, the Company has, in the past, entered into significant purchase commitments, agreed to accelerated or prepaid payment terms, purchased and consigned suppliers' inventory, and may take similar or additional actions in the future.
If the Company were unable to obtain a sufficient supply of required monitors and components, it could experience significant delays in manufacturing its products, resulting in lost orders or customers. While controllers and monitors are sold separately, customers generally require both for their display subsystem. As a result, lack of availability of the controller or monitor could
adversely affect  the  sale  of both.   Although the Company has
attempted to mitigate these risks by identifying alternative sources of monitors and components, there can be no assurance that continuing difficulties with certain suppliers or a change in suppliers would not result in significant delays in obtaining adequate supplies of monitors and components or adversely affect the quality of such supply and as a consequence have a material adverse effect on the Company's business, operating results or financial condition.


Competition

           The  document image processing market  is  highly competitive.
The Company believes the principal competitive factors   in   the
display  subsystem  market   are   image legibility,  image  display
speed,  reliability,   quality, customer service and support, support of
industry standards, reputation and price. In addition, support of the company's integration platform by independent software vendors and ease of product implementation will be important competitive factors for InputAccel, the Company's data capture product. The Company believes that it currently competes favorably with respect to these factors.

           The Company has a number of current and potential competitors, many of which have significantly greater financial, technical, marketing
and other resources than does the Company.   The Company expects
additional competition from other established and emerging companies if the DIP market continues to develop and expand. Increased competition could result in additional price reductions, reduced margins and loss  of market  share,  which  could materially adversely affect the
Company.  There  can  be  no assurance   that  the  Company  will  be
able  to   compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.


Employees

           As of December 31, 1996, the Company had 243 employees. The Company employs 35 people in finance and administrative functions, 104 in marketing and sales, 31 in operations and 73 in engineering and product development. In addition, the Company hires temporary employees on an as needed basis to meet production requirements. None of the employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are good.


Executive Officers

The executive officers of the Company are as follows:

Name                      Age     Position
--------------           -----  ------------------------------------------
Thomas T. van Overbeek     47   President, Chief Executive Officer and Director
John Finegan               47   Chief Financial Officer and Secretary
Kenneth E. Westrick        39   Sr. Vice President & GM, Display Division
Kimra Hawley               40   Sr. Vice  President & GM, Software Division
George Yule, Jr.           57   Vice President, Operations
Johannes Schmidt           33   Chief Technical Officer
James Mannos               52   Vice President, Engineering
Robert Hooven              43   Vice  President,  Worldwide Sales

           Thomas T. van Overbeek joined Cornerstone as President in 1988. Mr. van Overbeek was also elected to the Board of Directors in 1988. He was elected Chief Executive Officer in July 1990. Prior to joining Cornerstone, Mr. van Overbeek held various positions from March
1984 to May  1988 at   Western  Digital  Corporation-Paradise  Systems,
most recently as President of Paradise Systems. Paradise Systems is a manufacturer of video products for personal computers.

           John Finegan joined the Company in July 1989 and was elected Vice President of Finance and Administration in July 1990. Mr. Finegan was elected Secretary in June 1993. From September 1988 until joining Cornerstone, Mr. Finegan was a self-employed financial consultant. From March 1984 to September 1988, he was Vice President of Finance at Faraday Electronics-Western Digital. Western Digital manufactures peripheral
products for  personal computers.   Mr. Finegan holds a B.S. in
Engineering from Tufts University and a M.B.A. from the University of Massachusetts.

           Kenneth  E. Westrick joined the Company in  April 1988  as
Director of Sales, a position he held until January 1990.    In  February
1990 Mr. Westrick became Managing Director of Cornerstone's European operations. Mr. Westrick was elected Vice President of Worldwide Sales in April 1993. In March of 1995, he became General Manager of the Display Division and in November 1996 was appointed Senior Vice
President and General Manager for the Display Division.   He received
his B.A. in Economics from Northwestern University and his M.B.A. from Stanford University.

           Kimra Hawley joined Cornerstone in February 1992 as the Product Marketing Manager and was promoted to Vice President of Input
Subsystems and Software Tools in November 1994   and  in  November  1996
was appointed Senior Vice President and General Manager for the Software Division. From 1989 to 1992, Ms. Hawley-Foster was a principal with MarketBound Associates, a marketing consulting firm and from 1983 to 1989 a Product Marketing Manager with Amdahl
Corporation.    Ms.  Hawley-Foster  received   a   B.S.   in Psychology
from Pittsburgh State University.

           George Yule, Jr. joined Cornerstone in February 1993 and was elected Vice President of Operations in April 1993. From February 1989 to October 1992 he was employed at Logitech, Inc., a manufacturer of computer mice and handheld scanners, in various capacities, most recently as Vice President of Operations. For the four years
prior  to joining   Logitech,  he  was  a  Senior  Commodity   Manager
responsible  for procurement at Sun Microsystems,  Inc.,  an engineering
workstation manufacturer.   Mr.  Yule  holds  a B.S.E.E.  from Worcester
Polytechnic Institute and a  M.B.A. from Stanford University.

           Johannes Schmidt joined Cornerstone in June  1994 when  the
company  he  founded,  Pixel  Translations,   was acquired  by
Cornerstone. In 1995, Mr. Schmidt assumed the role of Vice President of Software Development and in November 1996 was appointed Chief
Technical  Officer.   Mr. Schmidt  founded Pixel Translations in 1990
and served as President and CEO. From 1986 to 1990, Mr. Schmidt served as Manager of Applications Development at Calera Recognition, Inc., an
OCR  company.   Mr.  Schmidt  holds  a  B.S.   in Engineering   and
Applied  Science  from   the   California Institute of Technology.

          James Mannos joined the Company in November 1995 as Vice President of Engineering. Prior to joining the Company, Mr. Mannos was Vice President of Engineering for Abekas Video Systems, a
manufacturer of  high-end  digital video   processing  equipment,  and
Vice President/General Manager of the Microsystems Group for Sony Corporation. Mr. Mannos holds a B.S. and M.S. in Electrical Engineering and Computer Science from Massachusetts Institute of Technology and a Ph.D. from University of California at Berkeley. Mr. Mannos also earned NASA and Massachusetts Institute of Technology endowed fellowships.

           Robert Hooven joined the Company in 1989 as Sales Director for the Eastern Region, a position he held until 1992. In April 1992, Mr. Hooven became Managing Director of Cornerstone's European operations. Mr. Hooven was elected Vice President of Sales in December 1995. Mr. Hooven holds a B.S. in Business from Norwich University.


Risk Factors

           Substantially all of the Company's revenues and net income in recent years have been attributable to sales of DIP display and software products and these products are currently expected to account for substantially all of the Company's future revenues and net income. Although demand for DIP systems (including the Company's products) has grown in recent years, the DIP market is still a relatively small and emerging market and there can be no assurance that the market for DIP systems will continue to grow or grow at historical rates. If the DIP market fails to grow or grows more slowly than the Company currently anticipates, its business, operating results and financial condition would be materially and adversely affected.

           The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as seasonality, the timing of new product introductions, product mix, changes in pricing policies by the Company, its competitors or suppliers, market acceptance of new and enhanced versions of the Company's products, the timing of significant orders and relatively long sales cycles. In addition, a substantial portion of the Company's revenues in each quarter results from orders booked and shipped in that quarter. The Company's expenses are based, in part, on its expected future revenues. As a result, if revenue levels are below expectations, operating results are likely to be adversely affected and net income may be disproportionately affected because only a
small portion  of the  Company's expenses vary with its revenues.   In
recent periods,    the   Company   has   experienced    significant
seasonality.  Revenues and net income have been stronger  in the  fourth
quarter and weaker in the  first  quarter.   In 1996,  31% of the
Company's revenues were recognized in the Company's quarter ending December 31, 1996, and first quarter 1996 revenues were lower than
fourth quarter  1995 revenues.   The  Company expects this trend to
continue  in 1997.   The  Company had been profitable in recent quarters,
but had losses of $ 2.5 million and $387,000 in the quarters ended  March
31, 1996 and June 30, 1996 and  for  the  year ended   December  31,
1996.   Although  the   company   was profitable in the third  and fourth
quarters of 1996, there can be no assurance that the Company's revenues will achieve historical revenue growth in future periods, or that the Company will remain profitable on a quarterly basis or regain profitability. As a result, the Company believes that
period-to-period  comparisons  of  its   results   of operations are not
necessarily meaningful and should not be relied on as indications of future performance. Due to all of the forgoing factors, it is likely that in some future quarters, the Company's operating results will
be  below expectations  of public market analysts and investors.    In
such an event, the price of the Company's stock would likely be materially adversely affected.

             In addition, a significant portion of the Company's sales are made thorough systems integrators and distributors and the Company relies on certain key suppliers for important components. There can be no assurance that the loss of a major system integrator, distributor, or key supplier would not have a material adverse effect on the Company's business or results of operations over the short term, thereby causing fluctuations in its quarterly results.

            The  DIP  industry  is  characterized  by  rapid
technological   change,  including   emergence   of   faster
microprocessors, frequent new product introductions, and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can create downward price pressure and render existing products obsolete and unmarketable. The Company's future success will depend on its ability
to  address  the increasingly   sophisticated  needs  of  its  customers
by enhancing  its  current  products  and  by  developing   and
introducing  on a timely basis new products that  keep  pace with
technological  developments  and  emerging   industry standards.  There
can be no assurance that the Company  will be   successful   in
developing  and   marketing   product enhancements   or   new  products
that   respond   to   the technological  change or evolving industry
standards, that the company will not experience difficulties that could delay or prevent the successful development, introduction, and sale of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or any other reason, to develop, introduce, and sell its products in a timely manner, the Company's business, operating
results,  and financial   condition  will  be  materially  and
adversely affected.

          The Company's future success is directly dependent upon the capital expenditure budgets of the Company's customers and the continued demand by such customers for DIP systems. Certain industries to which the Company sells its products, such as the financial
services  industry,  are highly  cyclical.   In addition, many domestic
and foreign governmental agencies have experienced budget deficits that have also led to significant reductions in capital expenditures in certain areas. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic conditions and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse affect on the Company's business, operating results and financial condition.

            Sales of the Company's products depend, in significant part, upon the decision of a prospective customer to purchase a DIP system, which includes products supplied by vendors other than the Company. As a result, sales of the Company's products are subject to a variety of factors outside of the Company's control, including the pricing decisions of other DIP subsystem vendors and the availability
and  suitability of other  DIP  products.   In addition,  the  decision
to purchase a DIP system generally involves a significant commitment of capital, with the attendant delays frequently associated with
significant capital  expenditures.   For these and  other  reasons,  the
sales cycle associated with the purchase of a DIP system, and consequently purchases of the Company's products, typically is lengthy and subject to a number of significant risks over which the Company has little or no control.

            In   1996,   international   sales   represented
approximately 29% of the Company's revenues and the  Company expects that international sales will continue to account for a significant portion of its revenues in future periods. The Company intends to
continue to expand  its  operations outside   of   the   United  States
and  enter   additional international   markets,  which  will  require
significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in
regulatory  requirements,  tariffs  and   other barriers,   fluctuating
exchange  rates,  difficulties   in staffing and managing foreign
operations and the possibility of greater difficulty in accounts receivable collection. To date, the Company has avoided the risk of fluctuating exchange rates associated with international sales by generally selling its products in United States currency, but there can be no assurance that the Company will be able to  continue  to
do  so in the future.   There  can  be  no assurance  that  these  or
other factors  will  not  have  a material   adverse   effect   on   the
Company's future international  sales  and, consequently,  on  the
Company's business,  operating results and financial  condition.   The
Company currently purchases the color display monitors it incorporates into its color display subsystems from a Japanese manufacturer. Although the Company's importation of such monitors is not currently affected by tariffs on Japanese electronic goods, there can be no assurance that trading policies adopted by the United States or Japan will not decrease the availability of products imported from Japan such as the monitors purchased by the Company, and as a result increase the Company's cost of obtaining such monitors. In addition, there can be no assurance that such trading policies will not
adversely impact  the  Company's ability   to   market  its  products
internationally.    In purchasing   components  and  monitors  from
international resources, the Company is susceptible to foreign currency fluctuations, which could materially increase its cost of acquiring such components and monitors and have a material adverse effect on the Company's business, operating results, and financial condition.

           The  Company currently has sole sources for  some important
components  used  in  its  products,   including integrated  circuits.
The Company also currently has sole sources for the video monitors used in its subsystems. Business disruptions or financial difficulties of a sole- source supplier could adversely affect the
Company  by increasing   the  cost  of  goods  sold  or   reducing   the
availability of such components. To date, the Company has been able to obtain adequate supplies of these components and monitors, however, the Company has had difficulty in obtaining components from certain sole sourced suppliers. To address this issue, the Company has, in the
past, prepaid for   products  and  has  purchased  and  consigned
certain suppliers necessary inventory, and the Company may take similar or additional actions in the future. If the Company were unable to obtain a sufficient supply of required components and monitors, the Company could experience significant delays in manufacturing its products, which could result in lost orders or customers. While
controllers and   monitors  are  sold  separately,  customers  generally
require both for their DIP subsystem. As a result, lack of availability of the controller or monitor could adversely affect the sale of
both.    Although  the  Company   has attempted to mitigate these risks
by identifying alternative sources of sole-sourced components and monitors, there can be no assurance that continuing difficulties with certain suppliers or a change in suppliers would not result in
significant   delays  in  obtaining  adequate  supplies   of components
and monitors or adversely affect the quality of such supply and as a consequence have a material adverse effect on the Company's business, operating results or financial condition.

            The   Company's   future  success   depends   in significant
part upon the continued service of its key technical and senior management personnel, none of whom are bound by an employment agreement. The Company's future success also depends on its
continuing ability  to  attract and   retain   highly  qualified
technical  and  managerial personnel.   Competition for such personnel is
intense and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other highly qualified technical and managerial personnel in the future.


Item 2.        Properties

           The Company's principal administrative, sales, marketing and research and development facility is located in a building with approximately 86,000 square feet of available space in San Jose,
California.  This facility  is leased   through   1998.   All  Company
functions,   except warehousing   of   finished  product   and   certain
sales activities, are headquartered at its San Jose facilities. Finished products are shipped from its warehousing facility and from contract warehouse facilities in Kansas City, Missouri, San Jose, California and Duiven, The Netherlands. Cornerstone's European sales activities are conducted from a leased facility near Munich, Germany and certain other sales activities are conducted from a leased
facilities   in Illinois,  Massachusetts,  Texas,  California,  Indiana
and Virginia.   The  Company believes that  its  facilities  are adequate
for its current needs.


Item 3.        Legal Proceedings

          Not applicable.

Item  4.      Submission of Matters to a Vote of Security holders

          Not applicable.


                           PART II

Item  5.      Market for Registrant's Common  Equity  and Related
              Stockholders Matters

The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 1996. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.


                  CORNERSTONE IMAGING, INC.
             CONSOLIDATED FINANCIAL INFORMATION
      (unaudited - in thousands, except per share data)


                                             Quarter Ended
                              ----------------------------------------------
                              March 31   June 30   September 30  December 31
                              --------  --------   ------------  -----------
1996
-----------------------------
Net revenues                  $17,832   $22,569        $26,687     $29,759
Gross profit                    5,378     6,865          8,385      10,072
Operating income (loss)        (3,634)     (584)           605       1,712
Net income (loss)              (2,481)     (387)           430       1,275
Net income (loss)  per share    (0.33)    (0.05)          0.06        0.17

Stock prices:
  High                          18.50     10.00          8.625       11.00
  Low                            8.00      6.50           5.00        6.38


1995
-----------------------------
Net revenues                  $17,723   $20,201        $24,465     $28,767
Gross profit                    6,879     7,534          8,799      10,352
Operating income                1,782     2,237            436       3,082
Net income                      1,264     1,572          1,049       2,273
Net income per share             0.17      0.21           0.14        0.30

Stock prices:
  High                          18.50     18.13         25.75       25.75
  Low                           13.00     11.50         13.00       12.00

Common stock market price

The Company's common stock is traded on The Nasdaq National Market under the symbol CRNR. The Company's common stock began trading in September 1993. There were approximately 180 stockholders of record at February 28, 1997.

To  date,  the  Company has not declared or  paid  any  cash dividends
on  its  common  stock.   The  Company  does  not anticipate  paying
dividends on its common stock in the foreseeable future and, under the current bank agreement, any such payment would require prior bank approval.


Item 6.        Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements.

                                                      Year Ended December 31,
                                             ------------------------------------------
                                               1996    1995     1994     1993     1992
                                             -------  ------  -------  -------  -------
Consolidated Statements of Operations Data:
-------------------------------------------
Net revenues                                 $96,847  $91,156  $70,248  $43,631  $23,151
Gross profit                                  30,700   33,564   27,946   16,048    9,322
Operating income (loss)                       (1,901)   7,537    7,446    5,708    1,129
Net income (loss)                             (1,163)   6,158    4,816    3,814      862
Net income (loss) share                         (.15)    0.81     0.66     0.61     0.15
Shares used in per share calculations          7,548    7,586    7,316    6,206    5,573

Consolidated Balance Sheets Data:
-------------------------------------------
Working capital                              $35,065  $34,563  $27,125  $13,919   $3,236
Total assets                                  54,843   52,556   37,035   28,857    9,405
Long term obligations                                                       253      259
Mandatorily redeemable preferred stock                                             8,934
Stockholders' equity (deficit)                39,018   39,331   29,697   21,046   (5,398)


Item 7.          Management's  Discussion  and  Analysis  of
                 Financial Condition and Results of Operations.

The following table sets forth, for the periods indicated, certain financial data from the Company's consolidated statements of operations as a percentage of revenues.


                                      Year ended December 31,
                                     ------------------------
                                       1996    1995    1994
                                     -------  ------  ------
Net revenues                          100.0%  100.0%  100.0%
Cost of  revenues                      68.3    63.2    60.2
                                     -------  ------  ------
        Gross profit                   31.7    36.8    39.8
                                     -------  ------  ------
Sales and marketing                    16.9    13.0    12.4
Research and development                9.9     8.5     7.6
General and administrative              5.5     4.4     5.0
Restructuring  charge                   1.4      -       -
Non-recurring charge; purchased
  in-process technology                  -      2.6     4.2
                                     -------  ------  ------
        Operating income (loss)        (2.0)    8.3    10.6
Interest income                         0.3     0.5     0.8
                                     -------  ------  ------
        Pretax income (loss)           (1.7)    8.8    11.4
Provision (benefit) for income tax     (0.5)    2.0     4.5
                                     -------  ------  ------
        Net income (loss)              (1.2)%   6.8%    6.9%
                                     =======  ======  ======


Revenues

The Company's revenues increased by 6.1% in 1996 to $96.8 million from $91.2 million in 1995 and by 29.9% in 1995 from $70.2 million in 1994. The slower revenue growth compared to 1995 was primarily attributable to a lower display prices and lower display unit shipments in the first quarter of 1996 offset by increased sales of input subsystems and software tools sales.


Gross Profit

Gross profit decreased by 8.6% to $30.7 million in 1996 from $33.6 million in 1995 while increasing 20.4% in 1995 from $27.9 million in 1994. Gross profit margin decreased to 31.7% in 1996 from 36.8% in 1995. The decrease in gross profit and gross profit margin from 1995 to 1996 was due to significant price reductions. In the first and
third quarters   of  1996  the  Company  announced  a  significant
reduction in the price for most of the Company's display products, which was partially offset by increased sales of higher margin software products and decreased component costs. Management expects gross margins for 1997 to remain relatively consistent with 1996. There can be no assurance, however, that the Company's gross profit and gross margins will not continue to decline in future periods.


Sales and Marketing

Sales and marketing expenses increased by 37.0% in 1996 to $16.3 million from $11.9 million in 1995 and by 36.8% in 1995 from $8.7 million in 1994. Sales and marketing expenses increased as a percentage of revenue from 12.4% in 1994, to 13.0% in 1995 and 16.9% in 1996. The increases in 1996  and 1995  were  primarily attributed to an increase in
staffing associated  with  an  expansion  of  the  Company's   sales,
marketing and customer support organizations to support the sales of new software products together with a 1996 write down of certain trade show equipment totaling approximately $100,000. The Company expects sales and marketing expenses will continue to increase in the future as the Company continues to expand sales and marketing programs related to these software products.


Research and Development

Research and development expenses increased by 23.1% in 1996 to $9.6 million from $7.8 million in 1995 and by 47.2% in 1995 from $5.3 million in 1994. Research and development expenses have increased as a percentage of revenue from 7.6% in 1994 to 8.5% in 1995 and 10.0% in 1996. The increase in 1996 was primarily attributed to additional staffing and technology acquisitions to support the development of new software products and write-downs of certain engineering
equipment totaling $400,000.  The engineering equipment will no   longer
be  used  in  the  development  and  production processes.   It is
expected this equipment will be  disposed of during 1997.

The  Company believes that continued investment in  research and development is critical to its future  growth  and  the Company  expects
to continue to commit substantial resources to   research  and
development.   As  a  result,  quarterly research  and development
expenses are expected to  continue to increase in the near term.


General and Administrative

General and administrative expenses increased by 32.5% in 1996 to $5.3 million from $4.0 million in 1995 and by 14.3% in 1995 from $3.5 million in 1994. The increases in each period were primarily due to increased staffing and related costs incurred to support the Company's revenue growth, various internal technology enhancements and expansion  of the software business unit's activities.  As a percentage
of revenue,   general  and  administrative  expenses  decreased slightly from 5.0% in 1994 to 4.4% in 1995 and increased to 5.5% in 1996. The Company expects general and administrative expenses to increase moderately in 1997; however, there can be no assurance that the increases will not be significant in future periods.


Restructuring Charge

In the first quarter of 1996, the Company recorded a one- time $1.4 million restructuring charge related to its decision to cancel its PrintAccel product line. This amount included $1.1 million for prepaid royalties, committed payments for exclusivity rights, engineering services, and a $270,000 write-down of PrintAccel inventory. As of December 31, 1996, the Company had completed making such committed payments, terminated all sales and marketing efforts, and disposed of all inventory related to this product line.


Purchased In-process Technology

The  1995 non-recurring charge of $2.4 million resulted from the
write-off  of  the  purchased  technology   from   the acquisition of
Pegasus  Disk Technologies, Inc.

The  1994 non-recurring charge of $2.9 million resulted from the
write-off  of  the  purchased  technology   from   the acquisition of
Pixel Translations, Inc. The acquisition was accounted for as a purchase transaction and the charge was not deductible for tax purposes.

During February 1997, the Company entered into an agreement to sell its ownership interest in Pegasus. Under the terms of the agreement the Company received 35,000 shares of Cornerstone's common stock and a note receivable totaling approximately $200,000. The impact of this transaction on the financial position of the Company is not significant. In addition the results of operations of Pegasus for the years ended December 31, 1996 and 1995 are not material in relation to the Company's consolidated results.


Interest Income

Interest income decreased by 48.8% in 1996 to $254,000  from $496,000  in
 1995 and by 8.5% from $542,000 in  1994.   The declines  represent lower
balances in cash  equivalents  and marketable securities.


Provision (benefit) for Income Taxes

The provision (benefit) for income taxes as a percentage  of pretax
income (loss) was (29.4)%, 23.3% and 39.7% for  1996, 1995   and   1994,
respectively,  after  being  offset   by reductions in the deferred tax
asset valuation allowance of $1.2 million and $713,000 in 1995 and 1994, respectively. The reduction in the valuation allowance was recognized based on expected earnings in future periods.

In addition, the 1994 charge of $2.9 million for purchased in-process technology was deducted in determining reported income, but was not deducted in determining taxable income.

The Company has various net operating loss and tax credit carryforwards which are subject to an annual limitation of approximately $467,000.


Recent Pronouncement:

During February 1997, the Financial Accounting Standards Board
issued Statement No.128, Earnings per Share, (SFAS No. 128) which specifies the computation, presentation and disclosure requirements for
earnings per share.   SFAS  128 will  become  effective for the Company's
1997 fiscal year. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.


Liquidity and Capital Resources

At December 31, 1996, the Company had cash and cash equivalents of approximately $18.5 million, an increase of $13.8 million from December 31, 1995, while all marketable securities held at December 31, 1995 matured during 1996. At December 31, 1996, the working capital totaled $35.1 million, an increase of $502,000 from December 31, 1995. At December 31, 1996, the Company had a line of credit that provides for the issuance of commercial and standby letters of credit up to $15 million. At December 31, 1996 one such letter of credit securing inventory purchases totaling $6.9 million was outstanding under this agreement. The agreement expires July 1, 1997.

Net  cash provided by operating activities was $9.0  million in   1996
compared  to  $2.2  million  used  in  operating activities  in 1995.
The increase in net cash provided by operating activities from 1995 to 1996 was due primarily to decreases in inventory balances and increases in accounts payable as the Company increased its focus on inventory levels  and  cash  management .  Substantially  all  of  the
Company's   sales   are   made   to   distributors,   system integrators,
and  OEMs  and  the  Company  believes   that significant levels of
inventory and receivables are needed to provide ready availability of its products to its distribution channels.

Net cash provided by investing activities was $4.1 million in 1996 compared to $3.1 million provided by investing activities in 1995
and related primarily to the  maturities of   marketable  securities.
Additions  to   property   and equipment  were $1.7 million and $2.6
million for  1996  and 1995, respectively.

On February 20, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time- to-time on the open market or in privately negotiated
transactions.   The timing and volume of purchases  will  be dependent
upon  market conditions and other  factors.   The Company intends to use
cash on hand to fund its purchases.

The Company believes that its cash and cash equivalents, together with cash flows from operations will be sufficient to meet the
Company's liquidity and capital  requirements through  1997.   The
Company may, however,  seek  additional equity  or  debt  financing to
fund further expansion.   The timing  and  amount of such capital
requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix changes and competitive factors. Accordingly, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or other sources. There can be no assurances that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.


Item 8.        Financial Statements and Supplementary Data.

                     CORNERSTONE IMAGING, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (in thousands, except par value)

                         ASSETS                                 December 31,
                                                               1996      1995
                                                              -------   -------
Current assets:
  Cash and cash equivalents                                   $18,486   $ 4,671
  Marketable securities                                            __     5,770
  Accounts receivable, net of allowance for doubtful
     accounts of $750 in 1996 and $698 in 1995                 17,181    17,885
  Inventories                                                  10,710    14,075
  Prepaid expenses and other current
    assets                                                        816     2,159
  Deferred income taxes                                         3,697     3,228
                                                              -------   -------
      Total current assets                                     50,890    47,788
Property and equipment, net                                     2,859     3,356
Deferred income taxes and other assets                          1,094     1,412
                                                              -------   -------
                                                              $54,843   $52,556
                                                              =======   =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $10,093    $8,825
  Accrued compensation and related liabilities                  1,066     1,109
  Accrued liabilities                                           2,619     2,077
  Accrued warranty                                              1,286       777
  Deferred revenue                                                761       437
                                                              -------    ------
       Total current liabilities                               15,825    13,225
                                                              -------    ------
Commitments and contingency (note 6)

Common stock, $0.01 par value; authorized: 25,000 shares
   Issued and outstanding: 7,558 shares and 7,333 shares
    at December 31, 1996 and 1995, respectively                    76        73
Additional paid-in capital                                     30,914    30,097
Unrealized holding loss on marketable securities                            (30)
Retained earnings                                               8,028     9,191
                                                              -------   -------
     Stockholders' equity                                      39,018    39,331
                                                              -------   -------
                                                              $54,843   $52,556
                                                              =======   =======

    The accompanying notes are an integral part of these consolidated financial statements


                  CORNERSTONE IMAGING, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)

                                         Year Ended December 31,
                                        --------------------------
                                          1996     1995      1994
                                        --------  -------  --------
Net revenues                            $96,847   $91,156   $70,248
Cost of revenues                         66,147    57,592    42,302
                                        --------  -------  --------
     Gross profit                        30,700    33,564    27,946
                                        --------  -------  --------
Sales and marketing                      16,335    11,877     8,733
Research and development                  9,563     7,758     5,335
General and administrative                5,299     3,985     3,521
Restructuring charge                      1,404
Non-recurring charge; purchased
   in-process technology                     --     2,407     2,911
                                        --------  -------  --------
     Operating income (loss)             (1,901)    7,537     7,446
Interest income                             254       496       542
                                        --------  -------  --------
     Income (loss) before income tax     (1,647)    8,033     7,988
Provision (benefit) for income tax         (484)    1,875     3,172
                                        --------  -------  --------
        Net income (loss)               $(1,163)  $ 6,158  $  4,816
                                        ========  =======  ========

Net (loss) income per share             $ (0.15)  $  0.81  $   0.66
                                        ========  =======  ========

Shares used in per share calculation      7,548     7,586     7,316
                                        ========  =======  ========

       The accompanying notes are an integral part of these consolidated financial statements



                  CORNERSTONE IMAGING, INC.
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands)

                                                                   Unrealized
                                                   Additional      Loss on                      Stock-
                                    Common Stock     Paid-in       Marketable       Retained    holders'
                                   Shares  Amount    Capital       Securities, Net  Earnings    Equity
                                  -------  ------    --------      ---------------  --------    -------
Balances, December 31, 1993         6,685   $ 67      $22,762             $  --     $(1,783)    $21,046
  Common stock issued under:
    Stock option plan                 152      1          185                                       186
    Employee Stock Purchase Plan       25                 306                                       306
  Common stock issued in
    exchange for Pixel
    Translations                      172      2        2,812                                     2,814
  Unrealized holding loss
    on marketable securities, net                                          (140)                   (140)
  Tax benefit from disqualifying
    dispositions of common stock                          669                                       669
  Net income                                                                          4,816       4,816
                                  -------  ------    --------      ---------------  --------    -------
Balances, December 31, 1994         7,034     70       26,734              (140)      3,033      29,697
  Common stock issued under:
    Stock option plan                 138      2          223                                       225
    Employee Stock Purchase Plan       36                 433                                       433
  Common stock issued in
    exchange for Pegasus Disk
    Technologies                      125      1        2,025                                     2,026
  Unrealized holding gain
    on marketable securities, net                                           110                     110
  Tax benefit from disqualifying
    dispositions of common stock                          682                                       682
  Net income                                                                          6,158       6,158
                                  -------  ------    --------      ---------------  --------    -------
Balances, December 31, 1995         7,333     73       30,097               (30)      9,191      39,331
  Common stock issued under:
    Stock option plan                 127      2          171                                       173
    Employee Stock Purchase Plan       98      1          600                                       601
  Unrealized holding gain
    on marketable securities, net                                            30                      30
  Tax benefit from disqualifying
    dispositions of common stock                           46                                        46
  Net income (loss)                                                                  (1,163)     (1,163)
                                  -------  ------    --------      ---------------  --------    -------
Balances, December 31, 1996         7,558   $ 76      $30,914            $  --       $8,028     $39,018
                                  =======  ======    ========      ===============  ========    =======

    The accompanying notes are an integral part of these consolidated financial statements


                  CORNERSTONE IMAGING, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands)

                                                           Year Ended December 31,
                                                          --------------------------
                                                           1996     1995      1994
                                                         -------   -------  -------
Cash flows from operating activities:
    Net income (loss)                                    ($1,163)  $ 6,158  $ 4,816
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                       1,708     1,218      817
       Loss on asset to be disposed of                       496        --       --
       Non-recurring charge; purchased in-process
       technology                                             --     2,407    2,911
       Deferred income taxes                                (389)   (2,699)    (804)
    (Increase) decrease in assets and liabilities:
       Accounts receivable                                   704    (7,084)  (3,496)
       Inventories                                         3,365    (7,807)    (932)
       Prepaid expenses and other current assets           1,343      (867)    (394)
       Other assets                                          238       (66)     (16)
       Accounts payable                                    1,268     4,638     (174)
       Accrued compensation and related liabilities          (43)      119      298
       Accrued liabilities and deferred revenue            1,451     1,812     (437)
                                                         -------   -------  -------
            Net cash provided by (used in) operating
              activities                                   8,978    (2,171)   2,589
                                                         -------   -------  -------
Cash flows from investing activities:
    Purchase of marketable securities                     (4,595)  (21,846) (16,317)
    Maturities of marketable securities                   10,365    28,155   16,510
    Property and equipment additions                      (1,707)   (2,603)  (1,404)
    Pegasus acquisition, less cash acquired                   --      (632)      --
                                                         -------   -------  -------
            Net cash provided by (used in) investing
              activities                                   4,063     3,074   (1,211)
                                                         -------   -------  -------
Cash flows from financing activities:
    Payment of debt obligations                               --        --     (514)
    Issuance of common stock                                 774       658      492
                                                         -------   -------  -------
           Net cash provided by (used in) financing
             activities                                      774       658      (22)
                                                         -------   -------  -------
Net increase in cash and cash equivalents                 13,815     1,561    1,356
Cash and cash equivalents at beginning of year             4,671     3,110    1,754
                                                         -------   -------  -------
Cash and cash equivalents at end of year                 $18,486    $4,671   $3,110
                                                         =======   =======  =======

Supplemental cash flow disclosures:
Cash paid during the year for taxes                       $  287    $3,247   $5,207
Cash paid during the year for interest                    $   --    $   10   $   67
Common stock issued in connection with the
   acquisitions                                           $   --    $2,026   $2,814
Tax benefit from disqualifying dispositions               $   46    $  682   $  669
Unrealized holding gain (loss) on marketable
   securities, net                                        $   30    $  110   $ (140)


    The accompanying notes are an integral part of these consolidated financial statements.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business of the Company:

      Cornerstone  Imaging,  Inc.  (the  Company)  develops, markets  and
services  hardware and software  products  and toolkits   for  document
image  processing  (DIP)   display subsystems  and input subsystems.
These DIP systems  enable multiple  users  to  capture, file and
retrieve  images  of documents   electronically.   Substantially   all
of   the Company's revenues in recent years have been attributable to
sales   of   display  subsystems  based  on  its  ImageAccel technology.
The ImageAccel family of products are  used  in conjunction  with
personal computers and  are  designed  to enhance   user  productivity
by  providing  high   document legibility  and fast image display speeds.
These products, together with existing and planned software products are expected to account for substantially all of the Company's future
revenues.   The majority of the Company's  customers comprise   a
diverse   group  of  domestic   and   foreign distributors, which in turn
resell Cornerstone products to value-added resellers, system integrators and end users.

2.   Summary of Significant Accounting Policies:

     Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cornerstone Technology GmbH, and Cornerstone Technology International, Inc. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets
and  disclosure  of  contingent assets   and  liabilities  at  the  date
of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Certain Risks and Concentrations:

       The   Company's  products  are  concentrated  in  the document
image   processing  industry  which   is   highly competitive  and
rapidly changing.  Revenue is  concentrated with  a relatively limited
number of customers and suppliers for   certain  components  are
concentrated  among  a   few providers.  The loss of a major customer or
any reduction in orders by such a customer, the interruption of certain supplier relationships, significant technological changes in the industry, including faster microprocessors, changes in customer requirements, the infringement of proprietary patent, or the
emergence of a major direct competitor  could affect   operating  results
adversely.   In   addition,   a significant  portion of the Company's
revenue  derives  from international  sales.   Fluctuations  of  the
U.S.   dollar against  foreign  currencies or  local  economic
conditions could adversely affect operating results.

     Investments:

      Marketable  securities as of  December  31,  1995  are classified
as available-for-sale and are carried  at  market value.   Unrealized
holding gains and losses on securities are reported net of related taxes as a separate component of stockholders' equity.

     Inventories:

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company's inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence.
 While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is possible that such estimates would change in the near term.

     Property and Equipment:

       Property  and  equipment  are  stated  at  cost   and depreciated
on a straight-line basis over estimated useful lives of three years. Leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their useful lives or the related lease term.

     Accrued Warranty:

      The Company provides an accrual for future warranty costs based on the relationship of sales to actual warranty costs.

     Revenue Recognition:

      Revenues from hardware and software sales related to the Company's document imaging products are recognized (except as noted  below) upon shipment if  no  significant vendor  obligations
remain and collection of  the  resulting receivable   is   deemed
probable.   Software   maintenance revenues  for supporting and providing
upgrades are deferred and   recognized  over  the  maintenance  period
which   is generally one year.  Training, consulting and implementation services are recognized as such services are performed. Unearned income on prepaid service contracts is amortized by the straight-line method over the term of the contracts. Related costs are charged to expense as incurred.

       Revenue   generated   from  products   sold   through traditional
channels where the right of  return  exists  is reduced  by  reserves
for estimated  sales  returns.   Such reserves are based on estimates
developed by management. As unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence due to new operating environments, product updates or competing products, it is possible that these estimates may change in the near term.

     Advertising:

      The  Company expenses the costs of advertising as  the expenses are  incurred.  The costs of  advertising  consist primarily  of
magazine  advertisements,  brochures,   other direct production costs,
and cooperative advertising paid to the Company's distributors. Costs associated with trade shows are charged to expense upon completion of
the  trade show.   The advertising expense for the years ended December
31,  1996, 1995, and 1994 was $4.2 million, $3.3 million and $2.4 million, respectively.

     Income Taxes:

      Income  taxes  are accounted for under  the  liability method.
Under  this  method,  deferred  tax  assets   and liabilities  are
determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Computation of Net Income (Loss) Per Common Share:

      Net income (loss) per common share is based upon the weighted average number of common and common equivalent shares outstanding, when dilutive. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common equivalent shares consist of stock options.

     Recent Pronouncements:

     During February 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS 128) which specifies the computation, presentation and disclosure requirements
for earnings per share.   SFAS  128 will  become  effective for the
Company's 1997 fiscal year. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

     Concentration of Credit Risk:

      The Company sells its products primarily in North America and Europe. The Company performs ongoing credit evaluations of its
customers and generally does not  require collateral.   The Company
maintains reserves  for  potential credit   losses   which   have  been
within   management's expectations.  At  December  31,  1996  and  1995, accounts receivable from distributors totaled $11.6 million and $13.3 million, respectively. Substantially all cash and cash equivalents are held by one bank and a financial institution.

     Statement of Cash Flows:

      The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents.

     Reclassifications:

      Certain amounts have been reclassified in the 1995 financial statements to conform to the presentation at December 31, 1996. These reclassifications had no impact on previously reported operating income or net income.

3.   Marketable Securities

      At December 31, 1995, marketable securities consisted of municipal securities held by two investment banks, bearing interest at rates ranging from 3.87% to 9.75% per annum, maturing during 1996.


4.   Balance Sheet Components (in thousands):

       Marketable securities:                         1995
                                                  ---------
     Fair value of securities                       $5,770
     Amortized cost                                 $5,816
                                                  ---------
     Unrealized holding losses                    $     46
     Deferred tax benefit                              (16)
                                                  ---------
     Unrealized holding loss, net                 $     30
                                                  =========

        Inventories:                     1996         1995
                                      --------    ---------
     Raw materials                     $ 1,645     $ 2,318
     Work in process                     1,455       2,123
     Finished goods                      7,610       9,634
                                      --------    ---------
                                       $10,710     $14,075
                                      ========    =========

        Property and equipment:           1996        1995
                                      --------    ---------
     Office equipment and machinery     $5,812      $5,889
     Software                              606         777
     Capitalized Software                  126         126
     Leasehold improvements              1,317         635
                                      --------    ---------
                                         7,861       7,427
     Less accumulated depreciation
        and amortization                (5,002)     (4,071)
                                      --------    ---------
                                       $ 2,859      $3,356
                                      ========    =========

      In 1996, the Company recorded a loss of approximately $400,000 relating to the write-off of the undepreciated cost of certain assets which will no longer be used due primarily to changes in production processes. The loss was recorded as research and development costs. It is expected this equipment will be disposed of during 1997.


5.   Line of Credit

      The Company has a line of credit facility with a bank which expires on July 1, 1997. The agreement provides for borrowings up to the lesser of $15 million or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's prime
rate  plus  0.25%  and  are collateralized   by  accounts  receivable,
equipment   and inventory of  the Company.  The agreement requires that the Company provide financial information to the lender,  obtain approval of the lender for any payment of dividends or material disposition of collateral except in the ordinary course of business and meet certain financial ratios, quarterly operating results and minimum tangible net worth.


     6.   Commitments and Contingency:

     Commitments

      The  Company has entered into various operating leases for  their
facilities  and sales  offices.   Future  rental commitments under these
operating leases are as follows  (in thousands):

Year ended December 31,

     1997                            $   726
     1998                                696
                                     --------
     Total                           $ 1,422
                                     ========

      Rent expense was approximately $957,000, $597,000 and $360,000 in 1996, 1995 and 1994, respectively.

     Contingency

      In 1995, the Company was named as a defendant in three class action lawsuits alleging that the Company falsely advertised the size of the viewing area of its computer monitors. The Company was named together with the majority of companies who manufacture or sell computer monitors. In April 1996, the Company was dropped as a defendant and is longer a party to any of the litigation.


7.   Stockholders' Equity:

      Preferred Stock:  The Board of Directors is authorized to
determine the price, rights, preferences, privileges and restrictions (including voting rights) of preferred stock without any further vote or action by the stockholders. The Board is also authorized to increase or decrease the number of shares of any series. At December 31, 1996,
there  were 2,000,000   shares  of  $.01  par  value   preferred   stock
authorized. No preferred shares were issued and outstanding at December 31, 1996 or 1995.

      Employee-Stock Purchase Plan: The Board of Directors has reserved 200,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan. Employees may elect to have the Company withhold up to 10% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of the stock on the first day of a two-year offering or
the last day of a six-month purchase period, whichever is lower.   The
number of shares employees may purchase is subject to certain limitations.

      Stock-Option Plan: The Company has established the 1993 Stock Option/Stock Issuance Plan. As amended, the Plan authorizes the issuance of up to 2,074,852 shares of common stock over the term of the Plan, pursuant to the grant of incentive stock and non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors.

      Under  the  Plan,  the exercise  price  per  share  is determined
by  the  Compensation Committee.   The  exercise price of an incentive
option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price of a non-qualified option cannot be less than 85% of such fair market value. Options generally vest over four years and are exercisable for a term of ten years. In May 1996, the Company's Board of Directors approved the grant of new options in cancellation of previously granted options with exercise prices greater than the current fair value of the Company's common stock. The newly granted options are exercisable at the fair value of the Company's common stock at the date of the grant and will vest over periods up to four years based in part on the original vesting commencement date.

      Activity during the years ended December 31, 1996, 1995, and 1994 is as follows (in thousands except the per share amounts):

                                                       Options Outstanding
                                          -------------------------------------------
                                 Shares                                      Weighted
                               Available   Number     Price                   Average
                                  for        of        Per                   Exercise
                                 Grant     Shares      Share       Amount       Price
                               ---------   -------  ------------  -------    --------
  Balance, December 31, 1993     142         676   $ 0.40-$13.50    2,778      $ 4.11

     Plan Amendment              417
     Options granted            (424)        424   $12.25-$26.00    6,880        6.23
     Options canceled             20         (20)  $ 0.40-$24.50     (163)       8.15
     Options exercised                      (144)  $ 0.40-$13.50     (186)       1.29
                               ---------   -------  ------------  -------    --------
  Balance, December 31, 1994     155         936   $ 0.40-$26.00    9,309        9.94
                               ---------   -------                -------
     Plan Amendment              350
     Options granted            (643)        643   $13.00-$25.25   10,012       15.57
     Options canceled            165        (165)  $ 0.40-$26.00   (2,448)      14.83
     Options exercised                      (138)  $ 0.40-$18.75     (225)       1.63
                               ---------   -------  ------------  -------    --------
  Balance, December 31, 1995      27       1,276   $ 0.40-$25.25   16,648       13.04
                               ---------   -------                -------
     Plan Amendment              500
     Options granted          (1,358)      1,358   $ 5.50-$18.00   11,977        8.82
     Options canceled            951        (951)  $ 1.60-$25.25  (14,184)      14.91
     Options exercised                      (127)  $ 0.40-$ 8.63     (173)       1.36
     Options expired             161        (161)  $ 0.40-$20.25   (2,436)      15.13
                               ---------   -------  ------------  -------    --------
  Balance, December 31, 1996     281       1,395   $ 0.40-$16.25  $11,832        8.48
                               =========   =======                =======

      During 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). This standard, which establishes a fair value-based method for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees, with disclosures of pro-forma net income and earnings per share under the new method. The Company continues to follow the requirements of APB Opinion No. 25, with disclosure of pro-forma information concerning its stock option and employee stock purchase plans in accordance with SFAS No. 123.

     The following table summarizes information with respect to stock options outstanding at December 31, 1996:

                                  Weighted
                                   Average          Weighted                  Weighted
                   Number         Remaining         Average         Number    Average
  Range of       Outstanding     Contractual        Exercise     Exercisable  Exercise
Exercise Prices  at 12/31/96     Life (Years)       Price        at 12/31/96   Price
---------------  -----------     ------------      ---------     -----------  --------
                   (000s)                                           (000s)
$ 0.40-$  1.60         38             3.4           $   0.91          38       $  0.91
$ 3.00-$  3.00          4             1.0           $   3.00           4       $  3.00
$ 4.40-$  5.94         72             2.1           $   5.43          55       $  5.41
$ 6.00-$  7.83        113             9.5           $   7.22           3       $  7.20
$ 8.00-$  9.50      1,079             8.9           $   8.61         181       $  8.57
$13.50-$ 13.50         36             7.2           $  13.50          22       $ 13.50
$14.25-$ 15.75         52             7.7           $  15.15          28       $ 15.06
$16.25-$ 16.25          1             9.1           $  16.25          --            --
                 -----------                                     -----------  --------
                    1,395             8.3           $   8.48         331       $  7.98
                 ===========                                     ===========  ========

      Fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                                          Group  A     Group B
                                        -----------   ---------
            Risk-free interest rates        6.17%        6.14%
            Expected life                 4 years      3.5 years
            Volatility                        66%         66%
            Dividend yield                    --          --

     The weighted average expected life was calculated based on the exercise behavior of each group. Group A represents officers and directors who are a smaller group holding a greater average number of options than other option holders and who tend to exercise later in the vesting period. Group B represents all other option holders, virtually all of whom are employees. This group tends to exercise earlier in the vesting period.

      The weighted average fair value of those options granted in 1996 and 1995 was $2.80 and $7.80, respectively.

      The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan, under the Black-Scholes valuation model using the following assumptions for 1996 and 1995:

                                              1996             1995
                                           -----------     -----------
      Risk-free interest rates              5.46%            6.77%
      Expected life                         0.50 years      0.90 years
      Volatility                               66%             66%
      Dividend yield                           --              --

      The  weighted  average fair value  of  those  purchase rights
granted  in  1996 and 1995   was  $2.58  and  $5.58, respectively.

      The following pro forma income information has been prepared following the provisions of SFAS No. 123 (in thousands except per share data):

                                                   1996      1995
                                                  -------  -------
    Net income (loss) - pro forma                $(4,036)   $5,441
    Net income (loss) - per share - pro forma    $ (0.53)   $ 0.72

      The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.


8.   Significant Customers:

      For the years ended December 31 1996, 1995, and 1994, one customer accounted for 12%, 12%, and 11%, respectively, of the Company's revenues. For the year ended December 31, 1994 a second customer accounted for 17%

     Export revenues, principally to Europe, as a percentage of total revenues were 29%, 29%, and 20% for the years ended December 31, 1996, 1995, and 1994, respectively. Income and assets of the Company's foreign subsidiaries were not significant.


9.   Restructuring Charge:

      During 1996, the Company recorded a $1.4 million restructuring charge primarily related to its decision to cancel its PrintAccel product line. This amount included $1.1 million for prepaid royalties, committed payments for exclusivity rights, engineering services, and a $270,000 write-down of PrintAccel inventory. As of December 31, 1996, the Company had completed making such committed payments, terminated all sales and marketing efforts, and disposed of all inventory related to this product line.


10.  Acquisitions:

      On July 6, 1995, the Company acquired the assets and liabilities of Pegasus Disk Technologies, Inc. ("Pegasus"), a supplier of software products used in document image processing to manage data stored on
optical disk drives  and jukeboxes.   Under the terms of the agreement,
the Company paid $550,000 and issued 124,800 shares of its common stock in exchange for the assets and liabilities of Pegasus. The amount allocated to purchased in-process technology totaling $2,407,000 was expensed on the acquisition date as the technology had not reached technological feasibility and had no alternative future use. The acquisition was accounted for under the purchase method and the results of operations of Pegasus were included with those of the Company from the acquisition date (see note 13).

      In June 1994, the Company acquired Pixel Translations, Inc. ("Pixel"), a developer of software tools used by OEMs and integrators of document image processing systems. Under the terms of the agreement, the Company issued 172,268 shares of its common stock in exchange for all the outstanding shares of Pixel stock and granted options to purchase 16,845 shares of the Company's common stock in exchange
for  all  outstanding options  to  purchase  Pixel stock.   The
acquisition has been accounted for under the purchase method and the results of operations of Pixel were included with those of the Company from the acquisition date.


11.  Income Taxes:

     Income tax expense(benefit) consists of (in thousands):

                                  1996       1995      1994
                              --------     -------   -------
     Current:
        Federal                 $(247)     $3,589    $3,307
        State and local                       985       669
        Foreign                   152          --       --
                              --------     -------   -------
                               $  (95)     $4,574    $3,976
                              --------     -------   -------
     Deferred:
        Federal                 $(185)    $(2,249)   $ (669)
        State and local          (204)       (450)     (135)
                              --------     -------   -------
                                $(389)    $(2,699)   $ (804)
                              --------     -------   -------
     Total:
        Federal                 $(432)     $1,340    $2,638
        State and local          (204)        535       534
        Foreign                   152          --        --
                              --------     -------   -------
                                $(484)     $1,875    $3,172
                              ========     =======   =======

      The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                     1996     1995     1994
                                    -------  ------   ------
Statutory federal income tax rate   (34.0)%   34.0%    34.0%
State taxes                          (6.1)     6.8      6.1
Foreign taxes                         9.2       --       --
Purchased in-process technology       --        --     14.6
Research and development credits      --      (3.1)    (6.0)
Foreign sales corporation             --      (2.2)    (0.8)
Tax exempt interest                  (2.2)    (1.7)    (1.5)
Change in valuation allowance         --     (15.4)    (8.3)
Other, net                            3.7      4.9      1.6
                                    -------  ------   ------
                                    (29.4)%   23.3%    39.7%
                                    =======  ======   ======

       The components of the deferred tax asset (in thousands):

                                              1996      1995
                                           -------   -------
   Deferred tax assets:
      Provision for doubtful accounts      $   676   $   520
      Inventory reserves                     1,001     1,100
      State taxes                               --       253
      Accrued liabilities                    1,257       601
      Depreciation and basis differences     1,142     1,033
      Net operating loss carryforwards         460       613
      Research & development tax
         credit carryforwards                  115       142
                                           -------   -------
       Total deferred tax asset             $4,651    $4,262
                                           =======   =======

       At December 31,1996, the Company had approximately $2,486,000 of net operating losses and $90,000 of research and development tax credits available to offset future U.S. federal income tax. These carryforwards expire between 2002 and 2008. For California franchise tax purposes,
the  Company has net operating loss carryforwards of   $2,930,000   and
research  and   development   credit carryforwards  for  $25,000.  The
California  carryforwards expire between 1997 and 2001.

       In  1991,  the  Company  experienced  a  "change   in ownership",
as defined by the Internal Revenue  Code.   This event  created  a
limitation on the amount of federal and California net operating loss and tax credit carryforwards that can be utilized to offset future taxable income for tax reporting purposes. Under this provision, the amount of the net operating loss which can be used in any one year is limited to approximately $467,000.


12.  Employee Benefit Plan

      The Company provides a 401(K) Plan to its employees providing tax deferred salary deductions for eligible employees. Participants may make voluntary contributions between 1% and 20% of their compensation
subject to certain annual  maximums.   The  Company  matches  50%  of
employee contributions  with a maximum of $1,000 per  employee.   The
Plan provides for additional Company contributions at its discretion. Total contributions made by the Company were $156,000, $117,000, and $89,000 during 1996, 1995, and 1994, respectively.


13.  Subsequent Events

      Divestiture

      On February 4, 1997, the Company entered into an agreement to sell its ownership interest in Pegasus. Under the terms of the agreement the Company will receive 35,000 shares of the Cornerstone's common stock and a note receivable totaling approximately $200,000. The impact of this transaction on the financial position of the Company is not significant. In addition, the results of operations of Pegasus for the years ended December 31, 1996 and 1995 are not material in relation to the Company's consolidated financial statements.

  Stock Repurchase

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

  Stock-Option Plan

      On February 14, 1997 the Company's Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's 1993 Stock Option/Stock Issuance Plan by 400,000 shares to 2,474,852 shares of common stock for issuance under the plan.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Cornerstone Imaging, Inc.


We have audited the accompanying consolidated balance sheets of Cornerstone Imaging, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations , stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Imaging, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.
San Jose, California
January 31, 1997, except for note 13 as to which the date is February 14, 1997


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Cornerstone Imaging, Inc.


Our report on the consolidated financial statements of Cornerstone Imaging, Inc., is included on page 41 of this Form 10K. In connection with our audits of such financial statements we have also audited the related financial statement schedule listed in the index on page 22.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND, L.L.P.
San Jose, California
January 31, 1997, except note 13 as to which the date is February 14, 1997


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.


                          PART III

Item 10.  Directors and Officers of the Registrant.

           The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with
Section  16(a)  of   the Securities  Exchange  Act of 1934" in  the
Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Key Employees" in Part I of this Form 10-K Annual Report.


Item 11.  Executive Compensation.

           The information required by this item is included under   the
caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

           The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

           The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


                           PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 10-K

(a)  The following documents are filed as part of this Annual
     Report on Form 10-K:

   1.  Financial Statements.
                                                                Page Number

   Consolidated Balance Sheets as of December 31,
     1996 and 1995                                                      27

   Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 1996                  28

   Consolidated Statements of Stockholders' Equity for
     each of the three years in the period ended
     December 31, 1996                                                  29

   Consolidated Statements of Cash Flows for each of
      the three years in the period ended December 31, 1996             30

   Notes to Consolidated Financial Statements                      31 - 40

   Report of Coopers & Lybrand, L.L.P. Independent Accountants          41


   2.  Financial Statement Schedule.

The following consolidated financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:


                 Schedule

II    Valuation and Qualifying Accounts

Schedules, other than those listed above, have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.


                  CORNERSTONE IMAGING, INC.

      SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS



                               Balance at  Additions             Balance
                               Beginning   Charged to   Write-    at End
Description                     of Year    Expenses      Offs    of Year
-----------------               ---------  ---------   -------   --------
  Year ended December 31, 1994
     Allowance for bad debt      $   229   $  303      $  (41)   $   491
     Inventory reserve           $   530   $1,262      $ (643)   $ 1,149

  Year ended December 31, 1995
     Allowance for bad debt      $   491   $  254      $  (47)   $   698
     Inventory reserve           $ 1,149   $  290      $ (140)   $ 1,299

  Year ended December 31, 1996
     Allowance for bad debt      $   698   $  258      $ (206)   $   750
     Inventory reserve           $ 1,299   $  904      $ (813)   $ 1,390


    3.   (a)   See Exhibit List below
         (b)   No reports on Form 8-K were filed during the
               last quarter of the fiscal year covered by this Form 10-K Annual Report.

     Exhibit List

     Number     Description

      2.1++     Agreement and Plan of Reorganization April 15, 1994
                among the Company, Pixel Translations, Inc., and
                Cornerstone Acquisition Corporation.
      3.1+      Amended and Restated Certificate of Incorporation of
                the Company.
      3.2+      Bylaws of the Company
      4.1+      Reference is made to Exhibits  3.1 and 3.2
      4.2+      Form of Investor Rights Agreement dated August 27, 1993
                by and among the Company and the investors identified herein.
      10.1+     Form of Indemnity Agreement entered into between the Company and its directors and officer.
      10.2+     Form of the Company's 1993 Stock Option/Stock Issuance Plan.
      10.3+     1989 Employee Stock Option Plan.
      10.4+     Key Employee Stock Purchase Plan.
      10.5+     Form of Employee Stock Purchase Plan.
      10.6+     Real Estate Lease between the Company and First Interstate
                Bank of California, as Corporate Trustee for Northern
                California Retail Clerks Union and Food Employers Joint
                Pension Trust Fund; Bank of America N.T. & S.A., as
                Corporate Trustee for Southern California United Food and
                Commercial Worker Unions and Food Employers Joint Pension
                Trust Fund; and Imperial Trust Company as Corporate
                Co-Trustee for California Butchers Pension Trust Fund,
                dated as of June 1, 1989.
      10.7+*    License Agreement between the Company and Cadtrak
                Corporation, dated December 15, 1992.
      10.8+*    Distribution Agreement between the Company and Micro D.,
                Inc., dated as of July 11, 1988.
      10.9+*    Distributor  Agreement between the Company and Law Cypress
                Distributing Company, dated as of May 2, 1990.
      10.10+*   OEM Sales Agreement between the Company and NEC Technologies,
                Inc., dated as of December 11, 1992.
      10.11+*   Systems Integrator Purchase Agreement between the Company
                and PRC, Inc., dated as of September 10, 1991.
      10.12+*   Systems Integrator Purchase Agreement between the Company
                and DST Systems, Inc., dated as of June 14, 1990.
      10.13+*   Display Technologies, Inc. Pricing Terms and Conditions.
      10.14     Intentionally left blank.
      10.15+    Loan and Security Agreement, between the Company and Plaza
                Bank of Commerce dated as of August 7, 1992.
      10.16+    Loan and Security Agreement between the Company and Comerica
                Bank-California, dated as of August 1, 1993.
      10.17+    Loan and Security Agreement, between the Company and LB
                Credit Corporation, dated as of October 21, 1992, as amended.
      10.18*    Product Support and Marketing Agreement between the Company and IBM, dated as of February 16, 1994.
      11.1      Statement of Computation of Per Share Earnings.
      21.1+     Subsidiaries of the Company.
      23.1      Consent of Coopers & Lybrand.
      24.1      Power of Attorney (see page 24).
      27        Financial Data Schedule



   +     Incorporated by reference to an exhibit to the Company's
          Registration Statement of Form S-1 (Registration No. 33-66142),
          as amended.
   ++    Incorporated by reference to an exhibit to the Company's 8-K filed on July 6, 1994.
   * Confidential Treatment has been granted for the deleted portions of this document.

                         SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.


                                 CORNERSTONE IMAGING, INC.


                                 By: /s/  Thomas T. van Overbeek
                                          -----------------------------
                                          Thomas T. van Overbeek
                                          President, Chief Executive
                                          Officer and Director


                      POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Thomas T. van Overbeek and John Finegan and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments (including post- effective amendments) to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated



/s/ Thomas T. van Overbeek    President, Chief Executive
    Thomas T. van Overbeek    Officer and Director
                              (Principal Executive Officer)

/s/ John Finegan              Vice President, Finance and
    John Finegan              Administration and CFO
                              (Principal Financial and Accounting Officer)

/s/ E. David Crockett         Chairman of the Board
    E. David Crockett         of Directors

/s/ Stephen J. Sheafor        Director
    Stephen J. Sheafor

/s/ James E. Crawford III     Director
    James E. Crawford III

/s/ Daniel D. Tompkins        Director
    Daniel D. Tompkins

/s/ Bruce Silver              Director
    Bruce Silver