Form 10-Q/A
period 1997-06-30
CORNERSTONE IMAGING INC
filed 1997-08-14
CIK 909276

Form 10-Q/A

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
                                                       ========  ========  ========  ========



The accompanying notes are an integral part of these consolidated financial statements

                        CORNERSTONE IMAGING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             -------------------
                                                             1997      1996
                                                             --------- ---------
Cash flows from operating activities:
 Net income (loss)                                               $925   ($2,900)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in
  operating activities:
  Depreciation and amortization                                   889       995
Changes in assets and liabilities:
    Accounts receivable                                         4,882     1,969
    Inventories                                                (4,069)   (2,682)
    Deferred income taxes and other assets                     (1,381)       87
    Accounts payable                                           (1,514)   (2,651)
    Accrued liabilities and deferred revenue                      290      (963)
                                                             --------- ---------
    Net cash provided by (used in)
    operating activities                                           22    (6,145)
                                                             --------- ---------
Cash flows from investing activities:
 Purchases of marketable securities                                --    (4,595)
 Maturities of marketable securities                               --     9,169
 Property and equipment additions                                (734)   (1,379)
 Proceeds from sale of property and equipment                      --       674
                                                             --------- ---------
    Net cash provided by (used in) investing activities          (734)    3,869
                                                             --------- ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock                      380       440
 Repurchase of common stock                                    (2,057)       --
                                                             --------- ---------
    Net cash provided by(used in) financing
    activities                                                 (1,677)      440
                                                             --------- ---------
Net increase (decrease) in cash and
 cash equivalents                                              (2,389)   (1,836)
Cash and cash equivalents at beginning
 of period                                                     18,486     4,671
                                                             --------- ---------
Cash and cash equivalents at end of
 period                                                       $16,097    $2,835
                                                             ========= =========


Unrealized holding (gain) Loss on marketable
  securities, net                                                 $29       $68
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