Form 10-Q
period 1997-09-30
CORNERSTONE IMAGING INC
filed 1997-11-14
CIK 909276

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 1997: 7,500,461

Part 1.  Financial Information
Item 1.   Financial Statements

                              CORNERSTONE IMAGING, INC.
                            CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     Sept 30,  Sept 30,
                                                   1997        1996
                                                    --------   --------
                                                   (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents                           $6,948    $18,486
  Accounts receivable                                 15,654     17,181
  Inventories                                         14,881     10,710
  Deferred income taxes and other
   current assets                                      5,664      4,513
                                                    --------   --------
    Total current assets                              43,147     50,890

Property and equipment, net                            2,806      2,859
Other assets                                             597      1,094
                                                    --------   --------
       Total assets                                  $46,550    $54,843
                                                    ========   ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $4,704    $10,093
  Deferred revenue                                       831        761
  Accrued liabilities                                  5,454      4,971
                                                    --------   --------
    Total current liabilities                         10,989     15,825
                                                    --------   --------

Stockholders' equity:
  Common stock                                            71         76
  Paid in capital                                     26,569     30,914
  Retained earnings                                    8,921      8,028
                                                    --------   --------
    Total stockholders' equity:                       35,561     39,018
                                                    --------   --------
       Total liabilities and
         stockholders' equity                        $46,550    $54,843
                                                    ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE IMAGING, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended    Nine Months Ende
                                                              Sept 30,            Sept 30,
                                                       ------------------- -------------------
                                                       1997      1996      1997      1996
                                                       --------- --------  --------  --------
Net revenues                                            $21,436   $26,687   $68,693   $67,088
Cost of revenues                                         13,882    18,302    44,123    46,460
                                                       --------  --------  --------  --------
Gross profit                                              7,554     8,385    24,570    20,628

Sales and marketing                                       4,473     4,036    13,717    11,607
Research and development                                  1,813     2,491     6,120     7,252
General and administrative                                1,320     1,251     4,038     3,973
Restructuring charge                                         --        --        --     1,404
                                                       --------  --------  --------  --------
  Operating income (loss)                                   (52)      605       695    (3,608)

Other income                                                 61        10       677       129
                                                       --------  --------  --------  --------
  Income (loss) before provision
     (benefit) for income taxes                               9       617     1,372    (3,479)
Provision (benefit) for income taxes                          2       185       479    (1,045)
                                                       --------  --------  --------  --------
    Net income (loss)                                        $7      $432      $893   ($2,434)
                                                       ========  ========  ========  ========
Net income (loss) per share                               $0.00     $0.06     $0.12    ($0.33)
                                                       ========  ========  ========  ========

Shares used in per share calculation                      7,111     7,558     7,324     7,452
                                                       ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements

                        CORNERSTONE IMAGING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                                NNE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             -------------------
                                                             1997      1996
                                                             --------- ---------
Cash flows from operating activities:
 Net income (loss)                                               $893   ($2,434)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in
  operating activities:
  Depreciation and amortization                                 1,209     1,464
Changes in assets and liabilities:
    Accounts receivable                                         1,527     3,444
    Inventories                                                (4,171)    4,577
    Deferred income taxes and other assets                       (654)      (35)
    Accounts payable                                           (5,389)   (4,791)
    Accrued liabilities and deferred revenue                      553        99
                                                             --------- ---------
    Net cash provided by (used in)
    operating activities                                       (6,032)    2,324
                                                             --------- ---------
Cash flows from investing activities:
 Purchases of marketable securities                                --   (10,698)
 Maturities of marketable securities                               --     4,565
 Property and equipment additions                              (1,156)     (816)
 Loss on asset to be disposed of                                   --       400
                                                             --------- ---------
    Net cash provided used in investing activities             (1,156)   (6,549)
                                                             --------- ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock                       354       472
 Repurchase of common stock                                    (4,704)       --
                                                             --------- ---------
    Net cash provided by(used in) financing
    activities                                                 (4,350)      472
                                                             --------- ---------
Net decrease in cash and
 cash equivalents                                             (11,538)   (3,753)
Cash and cash equivalents at beginning
 of period                                                     18,486     4,671
                                                             --------- ---------
Cash and cash equivalents at end of
 period                                                        $6,948    $  918
                                                             ========= =========


Unrealized holding (gain) Loss on marketable
  securities, net                                                  $0       $68
                                                             ========= =========


The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE IMAGING, INC.
NOTES TO FINANCIAL STATEMENTS



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Interim Unaudited Financial Information:
(UNAUDITED)

The accompanying interim unaudited
consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The December 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited financial statements for the three and nine month periods ended September 30, 1997 and 1996 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods is not necessarily indicative of the results to be expected for an entire year.


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

Recent Accounting Pronouncements:

During February 1997, the Financial Accounting Standards Board issued statement 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's fourth quarter of 1997. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The impact of adopting SFAS No.130, which is effective for the Company in 1998, has not been determined.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments" of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

INVENTORIES:

            Sept 30, 1997                 Dec 31, 1996
                                                         (unaudited)

Raw Materials      $   732         $   1,645
Work in progress     1,206             1,455
Finished goods      12,937             7,610
                  $ 14,881         $  10,710
LINE OF CREDIT:

The Company has a line of credit facility with a bank which expires on July 1, 1999. The agreement provides for borrowings and issuance of commercial and standby letters of credit up to the lesser of $15 million or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's base rate and are collateralized by accounts receivable, equipment, and inventory of the Company. The agreement requires that the Company provide financial information to the lender, obtain approval of the lender for any payment of dividends or material disposition of collateral except in the ordinary course of business and meet certain financial ratios and quarterly operating results. At September 30, 1997 there were no borrowings under the line of credit outstanding, and one letter of credit securing inventory purchases totalling $6.7 million ($800 million yen) was outstanding.






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


RESTRUCTURING CHARGE:

In the first quarter of 1996, the Company recorded a one-time $1.4 million restructuring charge related to its decision to cancel its PrintAccel product line. This amount includes $1.1 million for prepaid royalties, committed payments for exclusivity rights , engineering services, and a $270,000 write-down of PrintAccel inventory. During 1996, the Company had completed making such committed payments, terminated all sales and marketing efforts, and disposed of all inventory related to this product line.


INCOME TAXES:

The Company's provision for income taxes reflects the Company's estimated 1997 annualized effective tax rate of 34%.


7.   STOCK REPURCHASE:

On February 14, 1997, the Company's Board of Directors authorized the use of up to $5 million to repurchase the Company's common stock. On September 17, 1997 the Board of Directors authorized repurchases of an additional $5 million. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. During the nine month period ended September 30, 1997, the Company repurchased 617,800 shares at an average cost per share of $6.51.


STOCK OPTION PLAN:

On February 14, 1997, the Company's Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's 1993 Stock Option/Stock Issuance Plan by 400,000 shares to 2,474,852 shares of common stock for issuance under the Plan. The increase was approved by stockholders on June 4, 1997.


9. STOCKHOLDER RIGHTS PLAN:


On September 9, 1997, the Board of Directors of Cornerstone
Imaging, Inc. adopted a Stockholder Rights Plan that is intended to protect current stockholders' interests in the event of coercive takeover tactics.

The Plan provides for a dividend distribution of rights to purchase shares of a newly created Series A Junior Participating Preferred Stock. Under certain circumstances, the rights become exercisable to purchase shares of the common stock of the Company, or securities of an acquiring entity, at one-half market value. Shareholders of record on September 9, 1997 were issued one right for each share of common stock owned.

The issuance of the Rights has no dilutive effect, will not affect reported earnings per share and is not taxable to the Company or to the stockholder. Stockholders may, under certain circumstances, recognize taxable income if the Rights become exercisable.




CORNERSTONE IMAGING, INC.
NOTES TO FINANCIAL STATEMENTS Continued
(UNAUDITED)


This report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors.

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

Substantially all of the Company's revenues in recent years have been attributable to sales of display subsystems based on its ImageACCEL technology, though software products contributed 15% of total revenue in the quarter ended
September 30, 1997. The ImageACCEL family of products are controller boards and monitors installed on personal computers and are designed to enhance user productivity by providing high document legibility and fast image display speeds. These products, together with existing and planned software, are expected to account for substantially all of the Company's future revenues.

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

The Company's expenses are based, in part, on its expected future revenues. As a result, if revenue levels are below expectations, operating results will likely be adversely affected because only a small portion of the Company's expenses vary with its revenues. In recent periods, the Company has experienced significant seasonality. Revenues and net income have been stronger in the fourth quarter and weaker in the first quarter. In 1996, 31% of the Company's revenues were recognized in the Company's quarter ended December 31, 1996, and first quarter 1997 revenues were lower than fourth quarter 1996 revenues. The Company expects this trend to continue. In recent years, the Company has experienced quarterly income and losses. There can be no assurance that the Company's revenues will grow in future periods, or that the Company will achieve profitability on a quarterly or annual basis. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied on as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected.

The market for the Company's display subsystems has become very competitive in recent quarters and as a result, margins have declined. There can be no assurance that the Company's current gross margins will not decline in future periods. In addition, a significant portion of the Company's sales are made through systems integrators and distributors and the Company relies on certain key suppliers for important components of both color and grayscale displays. There can be no assurance that the loss of a major system integrator, distributor, or key supplier would not have a material adverse effect on the Company's business or results of operations over the short term, thereby causing fluctuations in its quarterly results.

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





Net Revenues

The Company's net revenues decreased 19.7% to $21.4 million in the third quarter of 1997 from $26.7 million in the third quarter of 1996. For the nine months ended September 30, 1997, net revenues increased 2.4% to $68.7 million over revenues of $67.1 million in the nine months ended September 30, 1996. The increase in revenue in 1997 compared to 1996 is due to increased InputAccel software and software tools sales and higher display unit shipments partially offset by lower display unit prices. The decline in the third quarter revenues is due to a decline in unit volumes and average sales prices of the display product line.


Gross Profit

Gross profit decreased 9.9% to $7.6 million in the third quarter of 1997 from $8.4 million in the third quarter of 1996. For the nine months ended September 30, 1997 gross profit increased 19.1% to $24.6 million from gross profit of $20.6 million for the nine months ended September 30, 1996. The gross margin was 35.2% and 31.4% for the third quarter of 1997 and 1996, respectively, and was 35.8% and 30.8% for the nine months ended September 30, 1997 and 1996, respectively. The increase in gross profit for the first nine months of 1997 relates primarily to increased software revenues. Sales of higher margin software products and decreased display component costs caused an increase in the gross margin in 1997. Management expects gross margins to decline somewhat compared with the first nine months of 1997.


Sales and Marketing

Sales and marketing expenses increased 12.5% to $4.5 million in the third quarter of 1997 from $4.0 million in the third quarter of 1996 and for the nine months ended September 30, 1997, increased 18.2% to $13.7 million over $11.6 million for the nine months ended September 30, 1996. Sales and marketing expenses have increased as a percentage of revenue from 17.3% for the nine months ended September 30, 1996 to 20.0% for the same period in 1997. The increase in 1997 as a percentage of revenue is attributable to an increase in staffing associated with an expansion of the Company's software division sales organization and increased marketing and promotional expenses for the display division.

The Company expects that sales and marketing expenses will continue to increase in the future, as the Company continues to expand programs related to it's software products.


Research and Development

Research and development expenses decreased 27.2% to $1.8 million in the third quarter of 1997 from $2.5 million in the third quarter of 1996 and for the nine months ended September 30, 1997, decreased 15.6% to $6.1 million from $7.3 million for the nine months ended September 30, 1996. The decreases were primarily due to staffing reductions in the display engineering group related to a change in product design processes.

The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area.

General and Administrative

General and administrative expenses increased 5.5% to $1.3 million in the third quarter of 1997 from $1.3 million in the third quarter of 1996 and for the nine months ended September 30, 1997, increased 1.6% to $4.0 million from $4.0 million for the nine months ended September 30, 1996. General and administrative expenses increased as a percentage of revenues from 4.7% in the third quarter of 1996 to 6.1% in the third quarter of 1997.


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


Other Income

Other income was $61,000 in the third quarter of 1997, compared to $10,000 in the third quarter of 1996. Other income for the nine month period ended September 30, 1997 increased 424.8% to $677,000 from $129,000 for the nine month period ended September 30, 1997. The increase is the result of net foreign exchange gains in 1997 of approximately $.5 million related to inventory purchased from Japanese suppliers together with increased interest from higher investing levels. Foreign exchange gains in 1996 were not significant. The Company earned interest income primarily as a result of funds invested in debt securities.


Provision (Benefit) for Income Taxes

The Company's effective income tax rate as a percentage of pretax income was 34.9% and 30.0% for the nine month periods ended September 30, 1996 and 1997.

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

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The impact of adopting SFAS No.130, which is effective for the Company in 1998, has not been determined.

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

Liquidity and Capital Resources

At September 30, 1997, the Company had cash and marketable securities of approximately $6.9 million, a decrease from $18.5 million at December 31, 1996, and working capital totaling $32.1 million, and decrease of $2.9 million since December 31, 1996. Net cash used in operating activities was $6.0 million in the first nine months of 1997 compared to $2.3 million for the first nine months of 1996. The decrease in the cash provided by operating activities for the nine months ended September 30, 1997 results primarily from increased inventory levels and reduced accounts payable.

At September 30, 1997, the company had a line of credit that provides for the issuance of commercial and standby letters of credit up to the lesser of $15 million or 75% of eligible receivables. At September 30,1997, one such letter of credit securing inventory purchases totaling approximately $6.7 million
(800 million yen) was outstanding under the agreement.

Additions to property and equipment were $1.2 million and $816,000 for the first nine months of 1997 and 1996, respectively. Net cash used in investing activities was $1.2 million for the first nine months of 1997, compared to $6.5 million in the first nine months of 1996. Cash provided by investing activities is related primarily to maturities of short term investments.

On February 14, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock. On September 17, 1997 the Board of Directors authorized repurchase of an additional $5 million. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. During the nine month period ended September 30, 1997, the Company repurchased 617,800 shares at an average cost per share of $6.51.

The Company believes that its cash and cash equivalents together with cash flows from operations, will be sufficient to meet the Company's liquidity and capital requirements for the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company 's products, product mix changes and competitive factors. Accordingly, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or other sources. There can be no assurance that additional financing would be available or that, if available, such financing would be available on terms favorable to the Company.

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

                                                 CORNERSTONE IMAGING, INC.
                                                 ------------------------------
                                                 Registrant


Date: November 11,1997                         /s/ John Finegan
                                                 ------------------------------
                                                 John Finegan
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)



                               EXHIBIT INDEX


Exhibit          Description
---------       ------------------------------------------------------------

11.1            Statement of Computation of Earnings per Share

27              Financial Data Schedule