Form 10-K
period 1997-12-31
CORNERSTONE IMAGING INC
filed 1998-03-31
CIK 909276

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549


                          FORM 10-K


X   ANNUAL  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE
                SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997

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

Common Stock, $0.01 par value         Preferred Share Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES   X      NO
                                       ------

                  [Cover page 1 of 2 pages]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1998, was to the best of the Company's knowledge approximately $22,450,000 million (based upon the February 28, 1998 closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market). Shares of Common
Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On February 28, 1998, approximately 6,257,000 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on June 3, 1998 are incorporated by reference into Part III.


                  [Cover page 2 of 2 pages]



























                                PART I

This Annual report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under the caption "Risk Factors" as well as the following: the emergence of the document image processing market, potential fluctuations in quarterly results, competition, new products and technological change, general economic conditions and dependence on capital spending of customers, a lengthy sales cycle and dependence on system sales, international sources of supply, limited sources of supply and reliance upon third-party manufacturers and distributors, and dependence upon key personnel.

Item 1.         Business

                The Company develops, markets and services hardware and software products for corporate computing applications. The Company is a supplier of display products, and has historically sold most of its display products in the document image processing ("DIP") market. Cornerstone's ImageAccel display products, the first generation of which was introduced in 1992, consist of controllers, proprietary software drivers, and large screen, high resolution monitors. In 1994, the Company began providing software toolkits for scanning and DIP applications. In November 1995, the Company began shipments of InputAccel; a software product designed to automate the conversion of documents into electronic images. Software toolkits and InputAccel together compose the product lines for the Company's software division.

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

                In recent years substantially all of the Company's revenues have been attributable to sales of display products based on its
ImageAccel technology, though software products contributed 13% of total revenues for 1997. The ImageAccel family of display products consists of controller boards and monitors designed to enhance user productivity by providing excellent legibility and fast image display speeds. ImageAccel
products incorporate a   "scale-to-gray" image enhancement algorithm
that significantly improves the legibility of small characters typically
found in business documents.   These products, together with existing
and planned software, are expected to account for substantially all of the Company's future revenues.


                The Company's software business has grown more rapidly than its display business in the past three years. Software tools allow integrators and software developers to save both time and money by offering stable, supported libraries of software code to drive DIP peripherals rather than having to develop such software themselves.
Most of these tools are based on Cornerstone's Image & Scanner Interface Specification ("ISIS"), an industry standard interface for scanners.
ISIS provides a key component for InputAccel; a software product designed to automate the conversion of documents into electronic images.


                The Company's display and software products are used by a diverse set of customers in a wide variety of applications, such as insurance claim processing, credit and loan application processing and the storage of personnel records and technical manuals. Most often, DIP systems are used by large, service-oriented companies and government agencies for which document management or transaction processing is critical. Cornerstone distributes its products primarily through distributors, systems integrators, and OEMs. The Company relies on certain key domestic and Asian suppliers for important components.
There can be no assurance that the loss of a major system integrator, distributor, or key supplier, or a change in exchange rates would not have a material adverse effect on the Company's business or results of operations over the short term, thereby causing fluctuations in its quarterly results.

Technology and Products

DISPLAY PRODUCTS- Cornerstone offers a range of color and
grayscale monitors and controllers designed primarily for visually demanding applications such as document image processing. All controllers are based on Cornerstone's ImageAccel architecture. ImageAccel, introduced in 1992, has powered the entire family of Cornerstone display controllers, providing a common software interface, functionality, and scale-to-gray image enhancement across the entire
product line.   ImageAccel 3.0 was introduced in November 1996 and is
built using an industry-standard graphics controller chip.

Cornerstone has been shipping grayscale products since 1987 and color products since 1992. Color products presently represent a significant portion of display revenues and are expected to represent substantially all of display revenues in future periods.

SOFTWARE PRODUCTS- InputAccel is the Company's flagship software product. InputAccel is an open, high-throughput, standard integration platform and set of software modules that automate the conversion and indexing of paper documents into electronically stored images. InputAccel's integration platform, with the ISIS interface, is a foundation linking various technologies into an upgradeable system that provides system management, control, and reporting functions. The integration platform is an open server platform that can incorporate/utilize various software modules from Cornerstone as well as products from third parties, including application vendors, scanner manufacturers, and other providers.


Market Applications

                The Company's products are used by a diverse set of customers in a wide variety of document imaging and other enterprise related applications. In an increasingly competitive business environment, many organizations are turning to document image processing and document management as means of improving quality, service, and productivity. Most often, DIP systems are used by large, service-oriented companies and government agencies for which management is critical. The leading industry segments for DIP systems are financial and non-financial services, manufacturing, health care, and government. DIP systems enable users to manage the flow of documents more efficiently and to provide improved service through faster and more accurate retrieval of documents by multiple users.

Sales and Marketing

                The Company's sales and marketing activities include participation in industry trade shows and seminars and advertising in major trade publications. Through these and other activities, the Company generates sales leads for its sales personnel, distributors, and resellers. The Company delivers its display products to end-users primarily through arrangements with distributors and system integrators. Software tools are typically sold to DIP software and hardware suppliers. InputAccel software is typically sold direct to end-users or through system integrators and value-added resellers.

                Distributors

                In the United States, the Company sells a majority of its display products through distributors of computer products, which in turn resell them to value-added resellers, system integrators and end users. During 1997, one U.S. distributor represented 14% of the Company's net sales. The Company believes that in the event of the loss of one of its major distributors, over time, other distributors could replace the distributor and such loss would not have a long-term effect on the Company. The Company has international distributors in all major countries in Europe, Asia, and Latin America.

                Systems Integrators and Value-Added Resellers

                The majority of the Company's products are used in connection with a complex DIP system that includes important elements supplied by other vendors. As a result, purchasers of DIP systems typically rely on system integrators and VARs to oversee the acquisition and installation of key hardware and software components of the overall DIP system. Accordingly, a significant portion of the Company's display and InputAccel sales to end-users are made through system integrators and value-added resellers.

                OEMs

                Software tools are sold or licensed to such hardware and software suppliers as Fujitsu, Kodak, Caere, and Filenet.

                In 1997, international sales represented approximately 32% of the Company's revenues and the Company expects that international sales will continue to account for a significant portion of its revenues in future. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of greater difficulty in accounts receivable collection. To date, the Company has avoided the risk of fluctuating exchange rates associated with international sales by generally selling its products in United States currency, but there can be no assurance that the Company will be able to continue to do so in the future. There can be no assurance that these or other factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition. The Company currently purchases the color display monitors it incorporates into its color display products from a Japanese manufacturer. Although the Company's importation of such monitors is not currently affected by tariffs on Japanese electronic goods, there can be no assurance that trading policies adopted by the United States or Japan will not decrease the availability of products imported from Japan such as the monitors purchased by the Company, and as a result increase the Company's cost of obtaining such monitors. In addition, there can be no assurance that such trading policies will not adversely impact the Company's ability to market its products internationally. In purchasing components and monitors from international sources, the Company is susceptible to foreign currency fluctuations, which could materially increase its cost of acquiring such components and monitors and have a material adverse effect on the Company's business, operating results, and financial condition.

Research and Development

                The Company believes that its future success will depend in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness and satisfy an evolving range of customer requirements. The Company's research and development group is responsible for exploring new directions and applications of core technologies, incorporating new technologies into products and maintaining strong research relationships outside the Company. The Company seeks to leverage its direct investment in research and development by supporting efforts by independent software and hardware vendors to develop products complementary to its products. During 1997, 1996, and 1995 research and development expenses were $7.9 million, $9.6 million and $7.8 million, respectively. The Company intends to continue to make substantial investments in product and technology research and development and to continue to participate actively in the development of industry standards.

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

Manufacturing and Suppliers

        All manufacturing and assembly and some product shipping operations are performed for Cornerstone by third parties. Monitors are received and shipped by the Company as complete assemblies. Controllers are assembled and tested by third parties that specialize in the manufacture of printed circuit board assemblies. The Company currently sources all major components directly and consigns them to its assembly subcontractors. The Company currently has sole source suppliers for its monitors and some important components used in its controller products, including integrated circuits. Business disruptions or financial difficulties of a sole-source supplier could adversely affect the Company by increasing the cost of goods sold or reducing the availability of such monitors or components. To date, the Company has generally been able to obtain adequate supplies of these components.
To address this issue, the Company has, in the past, entered into significant purchase commitments. If the Company were unable to obtain a sufficient supply of required monitors and components, it could experience significant delays in manufacturing its products, resulting in lost orders or customers. While controllers and monitors are sold separately, customers generally require both for their display subsystem. As a result, lack of availability of either the controller
or monitor could adversely affect the sale of both.   Although the
Company has attempted to mitigate these risks by identifying alternative sources of monitors and components, there can be no assurance that continuing difficulties with certain suppliers or a change in suppliers would not result in significant delays in obtaining adequate supplies of monitors and components or adversely affect the quality of such supply and as a consequence have a material adverse effect on the Company's business, operating results and financial condition.

Competition

        DISPLAY PRODUCTS- The market for display products is highly competitive. The Company believes the principal competitive factors are price, product features, availability, quality, service and support, support of industry standards, and reputation. Competition for display products comes from manufacturers of monitors and controller cards such as NEC, Hitachi, and Matrox; private label resellers such as Viewsonic; and providers of computers and workstations, such as Compaq and Dell.

        SOFTWARE PRODUCTS- In addition to price, service, support, and reputation, support of the Company's integration platform by independent software vendors and ease of product implementation are important competitive factors for InputAccel, the Company's data capture product. The Company believes that it currently competes favorably with respect to these factors.

        For both display and software products, the Company has a number of current and potential competitors many of which have significantly greater financial, technical, marketing and other resources than does the Company. The Company expects additional competition from other established and emerging companies if the DIP market continues to develop and expand. Increased competition could result in additional price reductions, reduced margins and loss of market share, which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Employees
                As of December 31, 1997, the Company had 223 employees. The Company employs 33 people in finance and administrative functions, 87 in marketing and sales, 30 in operations and 73 in engineering and product development. In addition, the Company hires temporary employees on an as-needed basis to meet production requirements. None of the employees are represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are good.






Executive Officers

The executive officers of the Company are as follows:

Name                            Age     Position
----------------------          ---     ------------------------------------
Thomas T. van Overbeek          48      President, Chief Executive Officer and
                                        Director
John Finegan                    48      Chief Financial Officer and
                                        Secretary
Kimra Hawley                    41      Sr. Vice President & GM, Software
                                        Division
Johannes Schmidt                34      Chief Technical Officer


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

                John Finegan joined the Company in July 1989 and was elected Chief Financial Officer in July 1990. Mr. Finegan was elected Secretary in June 1993. From September 1988 until joining Cornerstone, Mr.
Finegan was a self-employed financial consultant. From March 1984 to September 1988, he was Vice President of Finance at Faraday Electronics-Western Digital. Western Digital manufactures peripheral products for personal computers. Mr. Finegan holds a B.S. in Engineering from Tufts University and a M.B.A. from the University of Massachusetts.


                Kimra Hawley joined Cornerstone in February 1992 as the Product Marketing Manager and was promoted to Vice President of Input Subsystems and Software Tools in November 1994 and in November 1996 was appointed Senior Vice President and General Manager for the Software Division. From 1989 to 1992, Ms. Hawley was a principal with MarketBound Associates, a marketing consulting firm and from 1983 to 1989 a Product Marketing Manager with Amdahl Corporation. Ms. Hawley received a B.S. in Psychology from Pittsburgh State University.


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

                The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as seasonality, the timing of new product introductions, product mix, changes in pricing policies by the Company, its competitors or suppliers, market acceptance of new and enhanced versions of the
Company's products, the timing of significant orders and relatively long sales cycles. In addition, a substantial portion of the Company's revenues in each quarter results from orders booked and shipped in that quarter. The Company's expenses are based, in part, on its expected future revenues. As a result, if revenue levels are below expectations, operating results are likely to be adversely affected and net income may be disproportionately affected because only a small portion of the Company's expenses vary with its revenues. In recent periods, the
Company has experienced significant seasonality.  Revenues and net income have been stronger in the fourth quarter and weaker in the first
quarter.   In each of the past 3 years, first quarter revenues were
lower than the preceding fourth quarter revenues.  The Company expects
this trend to continue in 1998.    Although the Company was profitable
in the third and fourth quarters of 1997, there can be no assurance that the Company's revenues will achieve growth in future periods, or that the Company will remain profitable on a quarterly basis or regain profitability. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied on as indications of future performance. Due to all of the forgoing factors, it is likely that in some future quarters, the Company's operating results will be below expectations of
public market analysts and investors.   In such an event, the price of
the Company's stock may be materially adversely affected.

                 In addition, a significant portion of the Company's sales is made through systems integrators and distributors and the Company relies on certain key suppliers for important components. There can be no assurance that the loss of a major system integrator, distributor, or key supplier would not have a material adverse effect on the Company's business over the short term, thereby causing fluctuations in its quarterly results.

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

                In 1997, international sales represented approximately 32% of the Company's revenues and the Company expects that international sales will continue to account for a significant portion of its revenues in future periods. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of greater difficulty in accounts receivable collection. To date, the Company has avoided the risk of fluctuating exchange rates associated with international sales by generally selling its products in United States currency, but there can be no assurance that the Company will be able to continue to do so in the future. There can be no assurance that these or other factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition. The Company currently purchases the color display monitors it incorporates into its color display products from a Japanese manufacturer. Although the Company's importation of such monitors is not currently affected by tariffs on Japanese electronic goods, there can be no assurance that trading policies adopted by the United States or Japan will not decrease the availability of products imported from Japan such as the monitors purchased by the Company, and as a result increase the Company's cost of obtaining such monitors. In addition, there can be no assurance that such trading policies will not adversely impact the Company's ability to market its products internationally. In purchasing components and monitors from international resources, the Company is susceptible to foreign currency fluctuations, which could materially increase its cost of acquiring such components and monitors and have a material adverse effect on the Company's business, operating results, and financial condition.

                The Company currently has sole sources for some important components used in its products, including integrated circuits. The Company also currently has sole sources for the video monitors used in its products. Business disruptions or financial difficulties of a sole-source supplier could adversely affect the Company by increasing the cost of goods sold or reducing the availability of such components. To date, the Company has been able to obtain adequate supplies of these components and monitors; however, the Company has had difficulty in obtaining components from certain sole-sourced suppliers. To address this issue, the Company has, in the past, prepaid for products and has purchased and consigned certain supplier's necessary inventory, and the Company may take similar or additional actions in the future. If the Company were unable to obtain a sufficient supply of required components and monitors, the Company could experience significant delays in manufacturing its products, which could result in lost orders or customers. While controllers and monitors are sold separately, customers generally require both for their DIP subsystem. As a result, lack of availability of the controller or monitor could adversely affect
the sale of both.   Although the Company has attempted to mitigate these
risks by identifying alternative sources of sole-sourced components and monitors, there can be no assurance that continuing difficulties with certain suppliers or a change in suppliers would not result in significant delays in obtaining adequate supplies of components and monitors or adversely affect the quality of such supply and as a consequence have a material adverse effect on the Company's business, operating results or financial condition.

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


Item 2.         Properties

                The Company's principal administrative, sales, marketing and research and development facility is located in a building of approximately 86,000 square feet in San Jose, California. This facility is leased through 1998. All Company functions, except warehousing of finished product and certain sales activities, are performed at this facility. Finished products are shipped from a leased warehouse facility in San Jose and from a contract warehouse facility in Duiven, The Netherlands. Cornerstone's European sales activities are conducted from leased facilities near Munich, Germany and London, England.
Certain other sales activities are conducted from leased facilities in Illinois, Massachusetts, Texas, California, Indiana and Virginia. The Company believes that its facilities are adequate for its current needs.

Item 3.         Legal Proceedings

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security holders

                Not applicable.

                                   PART II

Item  5.      Market for Registrant's Common Equity and Related
              Stockholders Matters

The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 1997. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

                       CORNERSTONE IMAGING, INC.
                 CONSOLIDATED FINANCIAL INFORMATION
           (unaudited - in thousands, except per share data)

                                               Quarter Ended
                                 ------------------------------------------
1997                             March 31,  June 30,   Sept. 30,  Dec. 31,
-----------------------------    ---------  ---------  ---------  ---------
Net revenues                      $26,014    $21,243    $21,436    $23,161
Gross profit                        9,050      7,966      7,554      7,936
Operating income (loss)               912       (130)       (52)       134
Net income (loss)                   1,056       (131)         7        150
Basic and Diluted EPS                0.14      (0.02)      0.00       0.02

Stock prices:
  High                               9.88       9.25       8.00       7.00
  Low                                7.00       6.50       5.00       4.50


1996
-----------------------------
Net revenues                      $17,832    $22,569    $26,687    $29,759
Gross profit                        5,378      6,865      8,385     10,072
Operating income (loss)            (3,634)      (584)       605      1,712
Net income (loss)                  (2,481)      (387)       430      1,275
Basic and Diluted EPS               (0.33)     (0.05)      0.06       0.17

Stock prices:
  High                              18.50      10.00      8.625      11.00
  Low                                8.00       6.50       5.00       6.38

Common stock market price

The Company's common stock is traded on The Nasdaq National Market under the symbol CRNR. The Company's common stock began trading in September 1993. There were approximately 168 stockholders of record at February 28, 1998.

To date, the Company has not declared or paid any cash dividends on its common stock. The Company does not anticipate paying dividends on its common stock in the foreseeable future and, under the current bank agreement, any such payment would require prior bank approval.



Item 6.         Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements.

                                            Year Ended December 31,
                              -------------------------------------------------
                                1997      1996      1995      1994       1993
                              --------- --------- --------- --------- ---------
Consolidated Statements of
    Operations Data:
----------------------------
Net revenues                   $91,854   $96,847   $91,156   $70,248   $43,631
Gross profit                    32,508    30,700    33,564    27,946    16,048
Operating income (loss)            863    (1,901)    7,537     7,446     5,708
Net income (loss)                1,081    (1,163)    6,158     4,816     3,814
Diluted net income
   (loss) per share              $0.15    ($0.15)    $0.81     $0.66     $0.61
Shares used in per share
   calculations                  7,285     7,548     7,586     7,316     6,206

Consolidated Balance
   Sheets Data:
----------------------------
Working capital                $30,968   $35,065   $34,563   $27,125   $13,919
Total assets                    47,760    54,843    52,556    37,035    28,857
Long term obligations              --        --        --        --        253
Stockholders' equity            33,923    39,018    39,331    29,697    21,046

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

The following table sets forth, for the periods indicated, certain financial data from the Company's consolidated statements of operations as a percentage of revenues.

                                              Year Ended December 31,
                                        --------------------------------
                                           1997       1996       1995
                                        ---------- ---------- ----------
Net revenues                                100.0%     100.0%     100.0%
Cost of revenues                             64.6%      68.3%      63.2%
                                        ---------- ---------- ----------
    Gross profit                             35.4%      31.7%      36.8%
                                        ---------- ---------- ----------

Sales and marketing                          20.0%      16.9%      13.0%
Research and development                      8.6%       9.9%       8.5%
General and administrative                    5.9%       5.5%       4.4%
Restructuring charge                          --         1.4%       --
Purchased in-process technology               --         --         2.6%
                                        ---------- ---------- ----------
    Operating income (loss)                   0.9%      -2.0%       8.3%

Interest income                               0.9%       0.3%       0.5%
                                        ---------- ---------- ----------
    Income (loss) before income tax           1.8%      -1.7%       8.8%
Provision (benefit) for income tax            0.6%      -0.5%       2.0%
                                        ---------- ---------- ----------
       Net income (loss)                      1.2%      -1.2%       6.8%
                                        ========== ========== ==========

Revenues

The Company's revenues decreased by 5% in 1997 to $91.9 million from $96.8 million in 1996 and increased by 6% in 1996 from $91.2 million in 1995. The decrease in revenue compared to 1996 was attributable to lower revenues for display products, with 1997 revenues of $79.6 million reduced 11% from 1996. This decrease was primarily attributable to lower prices, though unit shipments in the second half of 1997 were lower than
the same period of 1996.   Revenues for software products increased 73%
to $12.3 million in 1997, adjusting for the disposition of the Pegasus storage product line in January, 1997.

Gross Profit

Gross profit increased by 6% to $32.5 million in 1997 from $30.7 million in 1996 while decreasing 9% in 1996 from $33.6 million in 1995. Gross profit margin increased to 35.4% in 1997 from 31.7% in 1996. The increase in gross profit and gross profit margin from 1996 to 1997 was due primarily to increased sales of higher margin software products. While management expects gross margins for 1998 to remain relatively consistent with 1997, there can be no assurance that the Company's gross profit and gross margins will not decline in future periods.

Sales and Marketing

Sales and marketing expenses increased by 12% in 1997 to $18.3 million from $16.3 million in 1996 and by 37% in 1996 from $11.9 million in 1995. Sales and marketing expenses increased as a percentage of revenue from 13.0% in 1995, to 16.9% in 1996 and to 20% in 1997. The increases in 1997 and 1996 were largely attributed to an increase in staffing associated with an expansion of the Company's sales, marketing and customer support organizations to support the sales of software products. The Company expects sales and marketing expenses will continue to increase in the future as the Company continues to expand sales and marketing programs related to software products.

Research and Development

Research and development expenses decreased by 17% in 1997 to $7.9 million from $9.6 million in 1996 and increased by 23% in 1996 from $7.8 million in 1995. Research and development expenses have fluctuated as a percentage of revenue from 8.6% in 1995 to 9.9% in 1996 and to 8.5% in 1997. The decrease in 1997 was due to reduced development costs for display products, partially offset by an increase for software products. The increase in 1996 was primarily attributed to additional staffing and technology acquisitions to support the development of new software products and write-downs of certain display division engineering equipment totaling $400,000.

The Company believes that continued investment in research and development is critical to its future growth, especially for its software products, and the Company expects to continue to commit substantial resources to research and development. As a result, quarterly research and development expenses may increase in the near term.


General and Administrative

General and administrative expenses increased by 2% in 1997 to $5.4 million from $5.3 million in 1996 and by 32% in 1996 from $4.0 million in 1995. The increases in each period were primarily due to increased staffing and related costs incurred to support the Company's revenue growth, various internal technology enhancements and expansion of the software business unit's activities. As a percentage of revenue, general and administrative expenses increased from 4.4% in 1995 to 5.5% in 1996 and 5.9% in 1997.

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

Interest and Other Income

Interest and other income increased in 1997 to $787,000 from $254,000 in 1996 and from $496,000 in 1995. The increase in 1997 resulted from additional interest earned on larger invested cash balances and exchange rate gains.

Provision (benefit) for Income Taxes

The provision (benefit) for income taxes as a percentage of pretax income (loss) was 34%, (29)% and 23% for 1997, 1996 and 1995, respectively, after being offset by reductions in the deferred tax asset valuation allowance of $1.2 million in 1995. The reduction in the valuation allowance was recognized based on expected earnings in future periods.



Liquidity and Capital Resources

At December 31, 1997, the Company had cash and cash equivalents of approximately $12.3 million, a decrease of $6.2 million from December 31, 1996, while all marketable securities held at December 31, 1996 matured during 1997. At December 31, 1997, the working capital totaled $31.0 million, a decrease of $4.1 million from December 31, 1996. At December 31, 1997, the Company had a line of credit that provides for the issuance of commercial and standby letters of credit up to $15 million. At December 31, 1997 letters of credit securing inventory purchases totaling approximately $7.6 million were outstanding under this agreement. The agreement expires July 1, 1999.

Net cash provided by operating activities was $1.3 million in 1997 compared to $9.0 million in 1996. The decrease in net cash provided by operating activities from 1996 to 1997 was due primarily to a decrease in accounts payable and a slight increase to inventory compared to a significant decrease in 1996. Substantially all of the Company's sales are made to distributors, system integrators, and OEMs and the Company believes that significant levels of inventory and receivables are needed to provide ready availability of its products to its distribution channels.

Net cash used for investing activities was $1.3 million in 1997 compared to $4.1 million provided by investing activities in 1996, the difference related primarily to the maturities of marketable securities in 1996. Additions to property and equipment were $1.3 million and $1.7 million for 1997 and 1996, respectively.

On February 20, 1997, the Company's Board of Directors authorized the use of up to $5 million to repurchase the Company's common stock. This amount was increased to $15 million on Sept 17, 1997. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases were and will continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases are dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. A total of $6.5 million of repurchases were made in 1997.

The Company believes that its cash and cash equivalents, together with cash flows from operations will be sufficient to meet the Company's liquidity and capital requirements through 1998. The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix changes and competitive factors. Accordingly, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or other sources. There can be no assurances that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.


Item 8.         Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and auditor's report are included in Item 8 and appear following Item 14:

      Report of Independent Accountants

      Consolidated Balance Sheets  -  At December 31, 1997 and 1996

      Consolidated Statements of Operations - Years Ended December 31, 1997, 1996, and 1995

      Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996, and 1995

      Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996, and 1995

      Notes to Consolidated Financial Statements


Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.

                Not applicable.


                                    PART III

Item 10.        Directors and Officers of the Registrant.

                The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Key Employees" in
Part I of this Form 10-K Annual Report.

Item 11.        Executive Compensation.

                The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and
Management.

                The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions.

                The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


PART IV

ITEM 14.        Exhibits, Financial Statements, Schedules, and Reports on Form
10-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

        1.      Financial Statements.

        Consolidated Balance Sheets as of December 31,  1997 and 1996

        Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997


        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

        Notes to Consolidated Financial Statements

        Report of Coopers & Lybrand, L.L.P.
          Independent Accountants


        2.      Financial Statement Schedule.


              -- Report of Coopers & Lybrand, L.L.P. Independent Accountants on Financial Statement Schedule

        Schedule VIII   --      Valuation and Qualifying Accounts


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

Exhibit List

     Number     Description

      2.1++     Agreement and Plan of Reorganization April 15, 1994
                among the Company, Pixel Translations, Inc., and
                Cornerstone Acquisition Corporation.
      3.1+      Amended and Restated Certificate of Incorporation of
                the Company.
      3.2+      Bylaws of the Company
      4.1+      Reference is made to Exhibits  3.1 and 3.2
      4.2+      Form of Investor Rights Agreement dated August 27, 1993
                by and among the Company and the investors identified herein.
      4.3xx     Rights Agreement dated September 9, 1997
      10.1+     Form of Indemnity Agreement entered into between the Company and its directors and officer.
      10.2+     Form of the Company's 1993 Stock Option/Stock Issuance Plan.
      10.3+     1989 Employee Stock Option Plan.
      10.4+     Key Employee Stock Purchase Plan.
      10.5+     Form of Employee Stock Purchase Plan.
      10.6+     Real Estate Lease between the Company and First Interstate
                Bank of California, as Corporate Trustee for Northern
                California Retail Clerks Union and Food Employers Joint
                Pension Trust Fund; Bank of America N.T. & S.A., as
                Corporate Trustee for Southern California United Food and
                Commercial Worker Unions and Food Employers Joint Pension
                Trust Fund; and Imperial Trust Company as Corporate
                Co-Trustee for California Butchers Pension Trust Fund,
                dated as of June 1, 1989.
      10.7+*    License Agreement between the Company and Cadtrak
                Corporation, dated December 15, 1992.
      10.8+*    Distribution Agreement between the Company and Micro D.,
                Inc., dated as of July 11, 1988.
      10.9+*    Distributor  Agreement between the Company and Law Cypress
                Distributing Company, dated as of May 2, 1990.
      10.10+*   OEM Sales Agreement between the Company and NEC Technologies,
                Inc., dated as of December 11, 1992.
      10.11+*   Systems Integrator Purchase Agreement between the Company
                and PRC, Inc., dated as of September 10, 1991.
      10.12+*   Systems Integrator Purchase Agreement between the Company
                and DST Systems, Inc., dated as of June 14, 1990.
      10.13+*   Display Technologies, Inc. Pricing Terms and Conditions.
      10.14     Intentionally left blank.
      10.15+    Loan and Security Agreement, between the Company and Plaza
                Bank of Commerce dated as of August 7, 1992.
      10.16+    Loan and Security Agreement between the Company and Comerica
                Bank-California, dated as of August 1, 1993.
      10.17+    Loan and Security Agreement, between the Company and LB
                Credit Corporation, dated as of October 21, 1992, as amended.
      10.18*    Product Support and Marketing Agreement between the Company and IBM, dated as of February 16, 1994.
      21.1+     Subsidiaries of the Company.
      23.1      Consent of Coopers & Lybrand.
      24.1      Power of Attorney
      27        Financial Data Schedule



   +     Incorporated by reference to an exhibit to the Company's
          Registration Statement of Form S-1 (Registration No. 33-66142),
          as amended.
   ++    Incorporated by reference to an exhibit to the Company's 8-K filed on July 6, 1994.
   xx    Incorporated by reference to an exhibit to the Company's
          Registration Statement on Form 8-A filed on September 10, 1997.
   * Confidential Treatment has been granted for the deleted portions of this document.

                                SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                                 CORNERSTONE IMAGING, INC.


                                 By: /s/  Thomas T. van Overbeek
                                          -----------------------------
                                          Thomas T. van Overbeek
                                          President, Chief Executive
                                          Officer and Director


                      POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Thomas T. van Overbeek and John Finegan and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                          Title                     Date
--------------------------  -----------------------------------  -------------
/s/ Thomas T. van Overbeek  President, Chief Executive           March 30, 1998
--------------------------  Officer and Director
    Thomas T. van Overbeek  (Principal Executive Officer)


/s/ John Finegan            Vice President, Finance and          March 30, 1998
--------------------------  Administration and CFO
    John Finegan            (Principal Financial and Accounting
                            Officer)

/s/ E. David Crockett       Chairman of the Board                March 30, 1998
--------------------------  of Directors
    E. David Crockett

/s/ Stephen J. Sheafor      Director                             March 30, 1998
--------------------------
    Stephen J. Sheafor

/s/ James E. Crawford III   Director                             March 30, 1998
--------------------------
    James E. Crawford III

/s/ Daniel D. Tompkins      Director                             March 30, 1998
--------------------------
    Daniel D. Tompkins

/s/ Bruce Silver            Director                             March 30, 1998
--------------------------
    Bruce Silver

                       CORNERSTONE IMAGING, INC.
                     CONSOLIDATED BALANCE SHEETS
                   (in thousands, except par value)

                                                              December 31,
                                                       ----------------------
                                                          1997        1996
                                                       ----------  ----------
                         ASSETS
Current assets:
  Cash and cash equivalents                              $12,284     $18,486
  Marketable securities                                                  --
  Accounts receivable, net of allowance for doubtful
     accounts of $960 in 1997 and $750 in 1996            15,887      17,181
  Inventories                                             10,933      10,710
  Prepaid expenses and other current
    assets                                                 1,122         816
  Deferred income taxes                                    4,579       3,697
                                                       ----------  ----------
      Total current assets                                44,805      50,890
Property and equipment, net                                2,516       2,859
Deferred income taxes and other assets                       439       1,094
                                                       ----------  ----------
                                                         $47,760     $54,843
                                                       ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $6,609     $10,093
  Accrued compensation and related liabilities             1,071       1,066
  Accrued liabilities                                      3,212       2,619
  Accrued warranty                                         1,931       1,286
  Deferred revenue                                          1014         761
                                                       ----------  ----------
       Total current liabilities                          13,837      15,825
                                                       ----------  ----------
Commitments and contingency (note 6)

Common stock, $0.01 par value; authorized: 25,000
   shares; issued and outstanding: 6,660 shares
   and 7,558 shares at December 31, 1997 and
   1996, respectively                                         67          76
Additional paid-in capital                                24,747      30,914
Retained earnings                                          9,109       8,028
                                                       ----------  ----------
     Stockholders' equity                                 33,923      39,018
                                                       ----------  ----------
                                                         $47,760     $54,843
                                                       ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements

                        CORNERSTONE IMAGING, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share amounts)

                                              Year Ended December 31,
                                        --------------------------------
                                           1997       1996       1995
                                        ---------- ---------- ----------
Net revenues                              $91,854    $96,847    $91,156
Cost of revenues                           59,346     66,147     57,592
                                        ---------- ---------- ----------
    Gross profit                           32,508     30,700     33,564
                                        ---------- ---------- ----------

Sales and marketing                        18,341     16,335     11,877
Research and development                    7,888      9,563      7,758
General and administrative                  5,416      5,299      3,985
Restructuring charge                          --       1,404        --
Purchased in-process technology               --         --       2,407
                                        ---------- ---------- ----------
    Operating income (loss)                   863     (1,901)     7,537

Interest income                               787        254        496
                                        ---------- ---------- ----------
    Income (loss) before income tax         1,650     (1,647)     8,033
Provision (benefit) for income tax            569       (484)     1,875
                                        ---------- ---------- ----------
       Net income (loss)                   $1,081    ($1,163)    $6,158
                                        ========== ========== ==========

Basic EPS                                   $0.15     ($0.15)     $0.86
                                        ========== ========== ==========

Diluted EPS                                 $0.15     ($0.15)     $0.81
                                        ========== ========== ==========

Shares used in Basic EPS calculation        7,248      7,548      7,202
                                        ========== ========== ==========

Shares used in Diluted EPS calculation      7,285      7,548      7,586
                                        ========== ========== ==========

       The accompanying notes are an integral part of these consolidated financial statements

                               CORNERSTONE IMAGING, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (in thousands)

                                                                   Unrealized
                                                                     Loss on                Total
                                     Common Stock      Additional  Marketable               Stock-
                                   ------------------   Paid-in    Securities,  Retained   holders'
                                    Shares    Amount    Capital        Net      Earnings    Equity
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1994           7,034      $70      $26,734       ($140)    $3,033    $29,697
  Common stock issued under:
    Stock option plan                   138        2          223         --         --         225
    Employee Stock Purchase Plan         36       --          433         --         --         433
  Common stock issued in
    exchange for Pegasus Disk
    Technologies                        125        1        2,025         --         --       2,026
  Unrealized holding gain
    on marketable securities, net        --       --           --         110        --         110
  Tax benefit from disqualifying
    dispositions of common stock         --       --          682         --         --         682
  Net income                             --       --           --         --       6,158      6,158
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1995           7,333       73       30,097         (30)     9,191     39,331
  Common stock issued under:
    Stock option plan                   127        2          171         --         --         173
    Employee Stock Purchase Plan         98        1          600         --         --         601
  Unrealized holding gain
    on marketable securities, net        --       --           --          30        --          30
  Tax benefit from disqualifying
    dispositions of common stock         --       --           46         --         --          46
  Net (loss)                             --       --           --         --      (1,163)    (1,163)
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1996           7,558       76       30,914         --       8,028     39,018
  Common stock issued under:
    Stock option plan                    53       --          116         --         --         116
    Employee Stock Purchase Plan         91        1          447         --         --         448
  Common stock repurchased           (1,007)     (10)      (6,447)                           (6,457)
  Common stock received for Pegasus     (35)      --         (332)        --         --        (332)
  Tax benefit from disqualifying
    dispositions of common stock         --       --           49         --         --          49
  Net income (loss)                      --       --           --         --       1,081      1,081
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1997           6,660      $67      $24,747       $ --      $9,109    $33,923
                                   ========= ======== ============ =========== ========== ==========

    The accompanying notes are an integral part of these consolidated financial statements

                        CORNERSTONE IMAGING, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)

                                                     Year Ended December 31,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
Cash flows from operating activities:
  Net income (loss)                               $1,081    ($1,163)    $6,158
  Adjustments to reconcile net income
  (loss) to net cash provided by (used
   in) operating activities:
     Depreciation and amortization                 1,668      1,708      1,218
     Loss on asset to be disposed of                 --         496        --
     Non-recurring charge; purchased
      in-process technology                          --         --       2,407
     Deferred income taxes                          (353)      (389)    (2,699)
  (Increase) decrease in assets and
   liabilities:
     Accounts receivable                           1,294        704     (7,084)
     Inventories                                    (223)     3,365     (7,807)
     Prepaid expenses and other current
      assets                                        (306)     1,343       (867)
     Other assets                                    126        238        (66)
     Accounts payable                             (3,487)     1,268      4,638
     Accrued compensation and related
      liabilities                                      5        (43)       119
     Accrued liabilities and deferred
      revenue                                      1,542      1,451      1,812
                                               ---------- ---------- ----------
         Net cash provided by (used
           in) operating activities                1,347      8,978     (2,171)
                                               ---------- ---------- ----------
Cash flows from investing activities:
  Purchase of marketable securities                 --       (4,595)   (21,846)
  Maturities of marketable securities               --       10,365     28,155
  Property and equipment additions                (1,324)    (1,707)    (2,603)
  Pegasus acquisition, less cash acquired           --         --         (632)
                                               ---------- ---------- ----------
         Net cash provided by (used
           in) investing activities               (1,324)     4,063      3,074
                                               ---------- ---------- ----------
Cash flows from financing activities:
  Common stock received from Pegasus
      sale                                          (332)      --         --
  Repurchase of common stock                      (6,457)      --         --
  Issuance of common stock                           564        774        658
                                               ---------- ---------- ----------
         Net cash provided by (used
           in) financing activities               (6,225)       774        658
                                               ---------- ---------- ----------
Net increase (decrease) in cash and
   cash equivalents                               (6,202)    13,815      1,561
Cash and cash equivalents at beginning of year    18,486      4,671      3,110
                                               ---------- ---------- ----------
Cash and cash equivalents at end of year         $12,284    $18,486     $4,671
                                               ========== ========== ==========
Supplemental cash flow disclosures:
Cash paid during the year for taxes               $1,203       $287     $3,247
Cash paid during the year for interest           $   --     $   --         $10
Common stock issued in connection with the
   acquisitions                                  $   --     $   --      $2,026
Tax benefit from disqualifying dispositions          $49        $46       $682
Unrealized holding gain (loss) on marketable
   securities, net                               $   --         $30       $110

    The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Business of the Company:

        Cornerstone Imaging, Inc. (the Company) develops, markets and services display products and software products for document image processing (DIP) and related applications. Substantially all of the Company's revenues in recent years have been attributable to sales of display products based on its ImageAccel technology, though software products represented 13% of revenues for 1997 and have increased at faster rates than display products in recent years. The ImageAccel family of graphics controller cards and monitors are used in conjunction with personal computers and are designed to enhance user productivity by providing high document legibility and fast image display speeds.

2.      Summary of Significant Accounting Policies:

        Principles of Consolidation:

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cornerstone Technology GmbH, Cornerstone Imaging (UK) Ltd, and Cornerstone Technology International, Inc. All significant intercompany accounts and transactions have been eliminated.

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

        Revenue Recognition:

        Revenues from hardware and software are recognized (except as noted below) upon shipment if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Software maintenance revenues for supporting and providing upgrades are deferred and recognized over the maintenance period which is generally one year. Training, consulting and implementation services are recognized as such services are performed. Unearned income on prepaid service contracts is amortized by the straight-line method over the term of the contracts. Related costs are charged to expense as incurred.

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

        Advertising:

        The Company expenses the costs of advertising as the expenses are incurred. The costs of advertising consist primarily of magazine advertisements, brochures, other direct production costs, and cooperative advertising paid to the Company's distributors. Costs associated with trade shows are charged to expense upon completion of the trade show. The advertising expense for the years ended December
31, 1997, 1996, and 1995 was $5.3million, $4.2 million, and $3.3 million, respectively.

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

        Computation of Net Income (Loss) Per Common Share:

        The Company had adopted the provisions of Statement of Financial Accounting Standards No. 128, Earning Per Share (SFAS 128), effective with the year ended December 31, 1997. SFAS 128 requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and convertible securities for all periods.

        In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                              Year Ended December 31,
                                        --------------------------------
                                           1997       1996       1995
                                        ---------- ---------- ----------
Net income (loss)                          $1,081    ($1,163)    $6,158
  (numerator)

Shares used in basic EPS calculations
  (denominator)                             7,248      7,548      7,202

Dilutive effect of stock options               37        --         384

Shares used in diluted EPS calculations     7,285      7,548      7,586

Basic EPS                                   $0.15     ($0.15)     $0.86

Diluted EPS                                 $0.15     ($0.15)     $0.81

        Concentration of Credit Risk:

        The Company sells its products primarily in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses which have been within management's expectations. At December 31, 1997 and 1996, accounts receivable from distributors totaled $12.5 million and $11.6 million, respectively. Substantially all cash and cash equivalents are held by one bank.



        Statement of Cash Flows:

        The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents.

        Recent Pronouncement:

        During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

        In June 1997, the FASB issued SFA No. 131, Disclosures about segments of an Enterprise on Related Information, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report elected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the major countries in which the entity holds assets and reports revenues. The Company has not yet evaluated the effects of this change or its reporting segment information.

        During October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." This statement establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of SOP 97-2 and has not determined the result, if any, on the Company's financial position, results of operations or cash flows.

        Reclassifications:

        Certain amounts have been reclassified in the 1995 financial statements to conform to the presentation at December 31, 1996. These reclassifications had no impact on previously reported operating income or net income.


3.      Balance Sheet Components (in thousands):

        Inventories:                      1997      1996
                                        --------- ---------
     Raw materials                          $483    $1,645
     Work in process                         856     1,455
     Finished goods                        9,594     7,610
                                        --------- ---------
                                         $10,933   $10,710
                                        ========= =========

        Property and equipment:           1997      1996
                                        --------- ---------
     Office equipment and machinery       $6,718    $5,812
     Software                                760       606
     Capitalized Software                    --        126
     Leasehold improvements                1,707     1,317
                                        --------- ---------
                                           9,185     7,861
     Less accumulated depreciation
        and amortization                  (6,669)   (5,002)
                                        --------- ---------
                                          $2,516    $2,859
                                        ========= =========

4.      Line of Credit

        The Company has a line of credit facility with a bank which expires on July 1, 1999. The agreement provides for borrowings up to the lesser of $15 million or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's prime and are collateralized by accounts receivable, equipment and inventory of the Company. The agreement requires that the Company provide financial information to the lender, obtain approval of the lender for any payment of dividends or material disposition of collateral except in the ordinary course of business and meet certain financial ratios, quarterly operating results and minimum tangible net worth. At December 31, 1997 letters of credit securing inventory purchases totaling $7.6 were outstanding under this agreement.


5.      Commitments and Contingency:

        Commitments

        The Company has entered into various operating leases for their facilities and sales offices. Future rental commitments under these operating leases are as follows (in thousands):

Year ended December 31,

     1998                 $ 1,049
     1999                     214
                          -------
     Total                $ 1,263
                          =======

        Rent expense was approximately $920,000, $957,000, and $597,000 in 1997, 1996, and 1995, respectively.

6.      Stockholders' Equity:

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

        Stock-Option Plan: The Company has established the 1993 Stock Option/Stock Issuance Plan. As amended, the Plan authorizes the issuance of up to 2,474,852 shares of common stock over the term of the Plan, pursuant to the grant of incentive stock and non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors.

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

        Activity during the years ended December 31, 1997, 1996, and 1995 is as follows (in thousands except the per share amounts):

                                                      Options Outstanding
                                       -------------------------------------------
                             Shares                                       Weighted-
                            Available  Number                             average
                              for        of                               Exercise
                             Grant     Shares    Price Per Share Amount    Price
                            --------   ------- ---------------- --------- --------
Balance, December 31, 1994      163       927   $0.40 - $26.00    $9,236    $9.96

   Plan Amendment               350
   Options granted             (646)      646  $13.00 - $25.25    10,047    15.57
   Options canceled             157      (157)  $0.40 - $26.00    (2,467)   15.71
   Options exercised                     (138)  $0.40 - $18.75      (225)    1.63
                            --------   -------                  ---------
Balance, December 31, 1995       24     1,278   $0.40 - $25.25    16,591    12.99

   Plan Amendment               500
   Options granted           (1,396)    1,396   $5.50 - $18.00    12,300     8.81
   Options canceled             978      (978)  $1.60 - $25.20   (14,476)   14.80
   Options exercised                     (127)  $0.40 -  $8.63      (173)    1.37
   Options expired              174      (174)  $1.60 - $20.25    (2,642)   15.14
                            --------   -------                  ---------
Balance, December 31, 1996      280     1,395   $0.40 - $18.50    11,600     8.32

   Plan Amendment               400
   Options granted           (1,068)    1,068   $4.63 -  $9.25     7,325     6.86
   Options canceled             427      (427)  $5.60 - $15.25    (3,554)    8.31
   Options exercised                      (53)  $0.40 -  $8.63      (115)    2.18
   Options expired               88       (88)  $3.00 - $15.25      (759)    8.66
                            --------   -------                  ---------
Balance, December 31, 1997      127     1,895   $0.40 - $16.25   $14,497     7.65
                            ========   =======                  =========

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

        The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                          Options Oustanding             Options Exercisable
                  ----------------------------------  -----------------------
                               Weighted
                    Number      Average    Weighted      Number     Weighted
                  Outstanding  Remaining   Average    Exercisable   Average
    Range of         as of    Contractual  Exercise      as of      Exercise
 Exercise Prices   12/31/97   Life (Years)  Price       12/31/97     Price
----------------  ----------- ----------- ----------  ------------ ----------
                    (000s)                               (000s)
 $1.39 -  $1.39            3         6.5      $1.39             3      $1.39
 $3.00 -  $6.88          544         8.9       5.40            57       5.63
 $7.00 -  $9.50        1,298         8.5       8.36           371       8.50
$13.50 - $18.50           50         6.4      14.20            37      14.12
                  -----------                         ------------
                       1,895         8.5      $7.65           468      $8.56
                  ===========                         ============

        Fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996, and 1995:

                                            Group A    Group B
                                           ---------  ---------
   Risk-free interest rates                    6.09%      6.14%
   Expected life                           3.2 years  3.9 years
   Volatility                                    66%        66%
   Dividend yield                              --         --

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

        The weighted average fair value of those options granted in 1997, 1996, and 1995 was $3.53, $2.80, and $7.80, respectively.

        The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan, under the Black-Scholes valuation model using the following assumptions for 1997, 1996, and 1995:

                                             1997       1996       1995
                                           ---------  ---------  ---------
   Risk-free interest rates                    5.32%      5.46%      6.77%
   Expected life                            0.5 years  0.5 years  0.9 years
   Volatility                                    66%        66%        66%
   Dividend yield                              --         --         --

        The weighted average fair value of those purchase rights granted in 1997, 1996, and 1995 was $6.11, $2.58, and $5.58, respectively

        The following pro forma income information has been prepared following the provisions of SFAS No. 123 (in thousands except per share data):


                                             1997       1996       1995
                                           ---------  ---------  ---------
   Net income (loss)- proforma              ($1,238)   ($4,036)    $5,441
   Basic EPS - proforma                      ($0.17)    ($0.53)     $0.76
   Diluted EPS - proforma                    ($0.17)    ($0.53)     $0.72

        The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

7.      Significant Customers and Export Revenues:

        For the years ended December 31 1997, 1996, and 1995 one customer accounted for 14%, 12%, and 12%, respectively, of the Company's revenues.

        Export revenues, principally to Europe, as a percentage of total revenues were 32%, 29%, and 29% for the years ended December 31, 1997, 1996, and 1995, respectively. Income and assets of the Company's foreign subsidiaries were not significant.

8.      Restructuring Charge:

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

9.     Acquisitions & Divestitures:

        On February 4, 1997, the Company entered into an agreement to sell its ownership interest in Pegasus. Under the terms of the agreement the Company received 35,000 shares of the Cornerstone's common stock and a note receivable totaling approximately $200,000. The impact of this transaction on the financial position of the Company was not significant. In addition, the results of operations of Pegasus for the years ended December 31, 1996 and 1995 are not material in relation to the Company's consolidated financial statements.

        On July 6, 1995, the Company acquired the assets and liabilities of Pegasus Disk Technologies, Inc. ("Pegasus"), a supplier of software products used in document image processing to manage data stored on optical disk drives and jukeboxes. Under the terms of the agreement, the Company paid $550,000 and issued 124,800 shares of its common stock in exchange for the assets and liabilities of Pegasus. The amount allocated to purchased in-process technology totaling $2,407,000 was expensed on the acquisition date as the technology had not reached technological feasibility and had no alternative future use. The acquisition was accounted for under the purchase method and the results of operations of Pegasus were included with those of the Company from the acquisition date.


10.     Income Taxes:

Income tax expense (benefit) consists of (in thousands):

                                     1997      1996      1995
                                   --------- --------- ---------
Current:
  Federal                              $444     ($247)   $3,589
  State and local                       414       --        985
  Foreign                                47       152       --
                                   --------- --------- ---------
                                       $905      ($95)   $4,574
                                   --------- --------- ---------
Deferred:
  Federal                             ($193)    ($185)  ($2,249)
  State and local                      (143)     (204)     (450)
                                   --------- --------- ---------
                                      ($336)    ($389)  ($2,699)
                                   --------- --------- ---------
Total:
  Federal                              $251     ($432)   $1,340
  State and local                       271      (204)      535
  Foreign                                47       152       --
                                   --------- --------- ---------
                                       $569     ($484)   $1,875
                                   ========= ========= =========

      The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                     1997      1996      1995
                                   --------- --------- ---------
Statutory federal income tax rate      34.0%    -34.0%     34.0%
State taxes                             5.8%     -6.1%      6.8%
Foreign taxes                           --        9.2%      --
Research and development credits        --        --       -3.1%
Foreign sales corporation               --        --       -2.2%
Tax exempt interest                    -1.0%     -2.2%     -1.7%
Change in valuation allowance           --        --      -15.4%
Other, net                             -4.2%      3.7%      4.9%
                                   --------- --------- ---------
                                       34.6%    -29.4%     23.3%
                                   ========= ========= =========

       The components of the deferred tax asset (in thousands):

                                               1997      1996
                                             --------- ---------
Deferred tax assets:
  Provision for doubtful accounts                $362      $676
  Inventory reserves                            1,144     1,001
  State taxes                                     104       --
  Accrued liabilities                           1,354     1,257
  Depreciation and basis differences              950     1,142
  Net operating loss carryforwards                --        460
  Research & development tax
   credit carryforwards                         1,073       115
                                             --------- ---------
       Total deferred tax asset                $4,987    $4,651
                                             ========= =========

        At December 31, 1997, the Company had $315,497 of research and development tax credits and $418,000 of AMT credits available to offset future U.S. federal income tax. These carryforwards expire in 2012. For California franchise tax purposes, the Company has research and development credit carryforwards for $178,712.





11.     Employee Benefit Plan

        The Company provides a 401(K) Plan to its employees providing tax deferred salary deductions for eligible employees. Participants may make voluntary contributions between 1% and 20% of their compensation subject to certain annual maximums. The Company matches 50% of employee contributions with a maximum of $1,000 per employee. The Plan provides for additional Company contributions at its discretion. Total contributions made by the Company were $168,000, $156,000, and $117,000 during 1997, 1996, and 1995, respectively.


12.       Stock Repurchases

        On February 14, 1997, the Company's Board of Directors authorized the use of up to $5 million to repurchase the Company's common stock. This amount was increased to $15 million on September 17, 1997. The Company repurchased 1 million shares of stock for a total of $6.5 million in 1997. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and will continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors.
The Company intends to use cash on hand to fund its purchases.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Cornerstone Imaging, Inc.



We have audited the accompanying consolidated balance sheets of Cornerstone Imaging, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations , stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Imaging, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.
San Jose, California
January 31, 1998

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of
Cornerstone Imaging, Inc.


Our report on the consolidated financial statements of Cornerstone Imaging, Inc., is included on page 41 of this Form 10K. In connection with our audits of such financial statements we have also audited the related financial statement schedule listed in the index on page 21.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND, L.L.P.
San Jose, California
January 31, 1998

                  CORNERSTONE IMAGING, INC.

      SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS
                             (in thousands)

                                          Additions
                              Balance at  Charged to               Balance
                              beginning   costs and                 at end
Description                    of year     expenses   Deductions   of year
----------------------------  ----------  ----------  ----------  ----------
Year ended December 31, 1995
   Allowance for bad debt          $491        $254        ($47)       $698
   Inventory reserve             $1,149        $290       ($140)     $1,299

Year ended December 31, 1996
   Allowance for bad debt          $698        $258       ($206)       $750
   Inventory reserve             $1,299        $904       ($813)     $1,390

Year ended December 31, 1997
   Allowance for bad debt          $750        $248        ($38)       $960
   Inventory reserve             $1,390      $1,180       ($845)     $1,725