Form 10-Q
period 1998-03-31
CORNERSTONE IMAGING INC
filed 1998-05-15
CIK 909276

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 1998: 6,216,299

Part 1.  Financial Information
Item 1.   Financial Statements

                              CORNERSTONE IMAGING, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                 March 31,    December 31,
                                                 1998         1997
                                                 -----------  -----------
                                                 (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................    $12,138      $12,284
  Accounts receivable...........................      2,768        2,946
  Deferred income taxes and
     other current assets.......................      5,499        5,521
                                                 -----------  -----------
    Total current assets........................     20,405       20,751

Property and equipment, net.....................        900        1,056
Other assets....................................        424          424
Net assets related to the
     discontinued display division..............     10,713       15,462
                                                 -----------  -----------
                                                    $32,442      $37,693
                                                 ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $374         $463
  Deferred revenue..............................        783          654
  Accrued liabilities...........................      2,310        2,653
                                                 -----------  -----------
    Total current liabilities...................      3,467        3,770
                                                 -----------  -----------

Stockholders' equity:
  Common stock..................................         63           67
  Paid in capital...............................     22,413       24,747
  Retained earnings.............................      6,499        9,109
                                                 -----------  -----------
    Stockholders' equity........................     28,975       33,923
                                                 -----------  -----------
                                                    $32,442      $37,693
                                                 ===========  ===========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                       CORNERSTONE IMAGING, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Three Months Ended
                                        March 31,
                                   -------------------
                                   1998      1997
                                   --------- ---------
Net revenues from continuing
  operations......................   $3,387    $2,519
Cost of revenues..................      425       171
                                   --------- ---------
Gross profit                          2,962     2,348

Sales and marketing...............    1,476     1,172
Research and development..........    1,072     1,090
General and administrative........      507       509
                                   --------- ---------
  Operating loss..................      (93)     (423)

Interest income/other.............      143       186
                                   --------- ---------
  Income (loss) before
     income taxes.................       50      (237)
Provision (benefit) for
     income taxes.................       15       (81)
                                   --------- ---------
  Net income (loss) from
     continuing operations........       35      (156)

Discontinued operations:
Income (loss) from operations
  of display division (net of
  income tax benefit of $143
  in 1998 and tax provision
  of $623 in 1997)................     (361)    1,211
Estimated net loss on sale of
  display division (net of
  income tax benefit of $1,522)...   (2,284)      --
                                   --------- ---------
  Net income (loss) from
    display division..............   (2,645)    1,211
                                   --------- ---------
  Net income (loss), consolidated.  ($2,610)   $1,055
                                   ========= =========
Basic and diluted EPS:
  Income (loss) from
     continuing operations........    $0.01    ($0.02)
  Income (loss) from
     discontinued operations......    (0.06)     0.16
  Estimated loss on sale of
     display division.............    (0.36)      --
                                   --------- ---------
  Net income (loss)...............   ($0.41)    $0.14
                                   ========= =========

Shares used in EPS calculations:
   Basic .........................    6,375     7,508
   Diluted........................    6,394     7,577
                                   ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                        CORNERSTONE IMAGING, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                          1998      1997
                                                          --------- ---------
Cash flows from operating activities:
 Net income (loss)......................................   ($2,610)   $1,055
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization........................       230       175
 Discontinued operations                                     4,749     2,214
 (Increase) decrease in assets and liabilities:
    Accounts receivable.................................       178       130
    Deferred income taxes and other assets..............        22      (928)
    Accounts payable....................................       (89)       95
    Accrued liabilities and deferred revenue............      (214)    1,659
                                                          --------- ---------
    Net cash provided by operating activities...........     2,266     4,400
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................       (74)     (133)
                                                          --------- ---------
    Net cash used in investing activities...............       (74)     (133)
                                                          --------- ---------
Cash flows from financing activities:
 Repurchase of common stock.............................    (2,338)     (743)
                                                          --------- ---------
    Net cash used in financing activities...............    (2,338)     (743)
                                                          --------- ---------
Net decrease in cash and cash equivalents...............      (146)    3,524

Cash and cash equivalents at beginning of period........    12,284    18,486
                                                          --------- ---------
Cash and cash equivalents at end of period..............   $12,138   $22,010
                                                          ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                            CORNERSTONE IMAGING, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Interim Unaudited Financial Information:

        The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1997 balance sheet data was derived from audited financial statements contained in the Company's 1997 10k report but does not include all disclosures required by generally accepted accounting principles. In addition, assets and liabilities related to the pending sale and discontinuation of the display division have been restated from the audited balance sheet. The unaudited financial statements for the three month periods ended March 31, 1998 and 1997 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

        Recent Pronouncements:

        As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"("SFAS 130"). This statement establishes requirements for disclosure of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income (loss) or stockholders' equity.


In June 1997 the FASB issued Statement of Financial Accounting
Standards No. 131, "Disclosures about segments of an Enterprise on Related Information"("SFAS 131"), which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report elected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the major countries in which the entity holds assets and reports revenues. The Company has not yet evaluated the effects of this change or its reporting segment information.

        As of January 1, 1998 the Company has adopted the provisions of Statement of Position 97-2, ("SOP 97-2"), "Software Revenue
Recognition, as amended by SOP 98-4 "Deferral of Effective Date of Certain Provisions of SOP 97-2". This statement establishes requirements for revenue recognition for software companies. Under SOP 97-2, the Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, service, and maintenance), revenue must be allocated to each component of the contract based on evidence of its fair value. Revenue allocated to undelivered products is recognized when the criteria for product and license revenue set forth above are met. Revenue allocated to maintenance fees for ongoing customer support and updates is recognized ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue related to other services is recognized as the related services are performed. Royalty revenues that are contingent upon sale to an end user by OEMs are recognized upon receipt of a report of sale by the Company for the OEM.

In April 1998, the American Institute of Certified Public
Accountants issued Statement of Position ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP applies to all nongovernmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact, if any, of the adoption of this statement on the financial statements of the Company.


2.      LINE OF CREDIT

        The Company has a line of credit facility with a bank which expires on July 1, 1999. The agreement provides for borrowings up to the lesser of $15 million or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's base rate and are collateralized by accounts receivable, equipment, and inventory of the
Company.   At March 31, 1998 letters of credit securing inventory
purchases totaling approximately $6.5 million were outstanding under this agreement.


3.      DIVESTITURES:

        On April 17, 1998, the Company entered into a non-binding letter of intent to sell its display division to the current management team led by John Noellert, General Manager of the display division. Commensurate with the sale, estimated to be completed on or about June 30, 1998, the Company will be renamed Input Software, Inc. Upon completion of the sale, the display division will operate as a private company named Cornerstone Display Technology, Inc. Under the terms of the letter, the Company will sell certain assets and transfer certain liabilities associated the display division. In addition, the Company will retain certain assets, including accounts receivable and certain inventory. The value of the inventory will be realized by the Company through the sale, on its behalf, of that inventory by Cornerstone Display Technology, Inc. The Company estimates it will receive proceeds of $10.7 million for receivables and inventory less transaction expenses and certain display division liabilities. The letter provides that the Company will also hold a $1.5 million subordinated note, payable over three years, and a minority equity interest in Cornerstone Display Technology, Inc. The minority interest may be repurchased in the first two years by Cornerstone Display Technology, Inc. for $1.5 million. As a result of the transaction, the Company has recorded a loss of approximately $2.6 million for the quarter ended March 31, 1998. All financial statements have been restated to account for the display division as a discontinued operation.

On February 4, 1997, the Company entered into an agreement to sell its ownership interest in Pegasus. Under the terms of the agreement, the Company received 35,000 shares of Cornerstone's common stock and a note receivable totaling approximately $200,000. The impact of this transaction on the financial position of the Company was not significant.


4.      INCOME TAXES:

        The Company's provision for income taxes reflect the Company's estimated 1998 annualized effective tax rate of 30%.


5.      STOCK REPURCHASE:

        On February 14, 1997, the Company's Board of Directors authorized the use of up to $5 million to repurchase the Company's common stock. This amount was increased to $15 million on September 17, 1997. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and will continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund it purchases. During the three months ended March 31, 1998, the Company repurchased 443,500 shares at an average cost per share of $5.27 bringing the cumulative repurchases since the inception of the program to 1.45 million shares.


6.      STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS :

        On March 14, 1998, the Company's Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's 1993 Stock Option/Stock Issuance Plan by 200,000 shares to 2,674,852 shares of common stock for issuance under the Plan. On the same date the Board also approved 100,000 shares for issuance under the 1998 Employee Stock Purchase Plan. The proposed increases are still subject to shareholder approval.







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

RESULTS OF OPERATIONS:

In recent years the majority of the Company's revenues have been attributable to sales of display products. However, the Company's software business has grown more rapidly than its display business in the past three years and on April 17, 1998 the Company entered into a letter of intent to sell its display products division. Upon completion of this sale, the Company will be renamed to Input Software, Inc. and will exclusively develop, market, and service software products for enterprise computing applications. In 1994, the Company began providing software toolkits for scanning and DIP applications. In November 1995, the Company began shipments of InputAccel-- a software product designed to automate the conversion of documents into electronic images.

                The Company's software tools allow integrators and software developers to save both time and money by offering stable, supported libraries of software code to drive DIP peripherals rather than having to develop such software themselves. Most of these tools are based on Cornerstone's Image & Scanner Interface Specification ("ISIS"), an industry standard interface for scanners. ISIS provides a key component for InputAccel; a software product designed to automate the conversion of documents into electronic images. InputAccel , now the Company's flagship product, is a data capture system that lets organizations integrate incoming documents-paper, fax, microfilm-with enterprise workflow and document management systems. InputAccel is a customizable, open architecture software product that runs under Windows NT.

                The Company's products are used by a diverse set of customers in a wide variety of applications, such as insurance claim processing, loan application processing, FDA submissions, and the storage of personnel records and technical manuals. Most often, data capture systems are used by large, service-oriented companies and government agencies for which document management or transaction processing is critical. Data capture, which is often used in conjunction with document image processing, document management, and other computer applications, enables multiple users to electronically capture, file, and retrieve documents. Hence the Company's products are often sold through or in conjunction with systems integrators and value added resellers.

RISK FACTORS:

Limited Software Operating History; History of Losses; Future Operating Results Uncertain

The Company has operated its Software Division since June 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. For the past several years, the Company has been investing in its software business and as a result, on a stand alone basis, the Software Division has not achieved operating profitability and has incurred net losses in each quarter from inception through the quarter ending June 30, 1997.
As of March 31, 1998, the Company's Software Division had cumulative pre-tax operating losses of approximately $3.6 million. The Company's operating losses have been due in part to the commitment of significant resources to the Company's research and development and sales and marketing organizations. The Company expects to continue to devote substantial resources to these areas and as a result will need to recognize significant quarterly revenues to achieve profitability. In particular, the Company intends to continue to hire additional sales and research and development personnel in 1998 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's software related revenues generally have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.

Operating Results Subject to Significant Fluctuations; Seasonality

The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors, such as demand for the Company's products, the size and timing of significant orders and their fulfillment, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, changes in pricing policies by the Company or its competitors, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, changes in the Company's level of operating expenses, budgeting cycles of its customers, product life cycles, software defects and other product quality problems, the Company's ability to attract and retain qualified personnel, changes in the Company's sales incentive plans, changes in the mix of domestic and international revenues, the level of international expansion, foreign currency exchange rate fluctuations, performance of indirect channel partners, changes in the mix of indirect channels through which the Company's products are offered, the impact of acquisitions of competitors and indirect channel partners, the Company's ability to control costs and general domestic and international economic and political conditions. The Company operates with virtually no order backlog because its software products are shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. As a result, if orders in the first month or two of a quarter fall short of expectations, it is unlikely that the Company will be able to meet its revenue targets for that quarter. In addition, the Company achieves a significant portion of revenues from indirect sales channels over which the Company has little or no control. Moreover, the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.

The Company's business has experienced and is expected to continue to experience seasonality, largely due to customer buying patterns. In recent years, the Company has had relatively stronger demand for its products during the quarter ending December 31 and demand has been relatively weaker in the quarter ending March 31. The Company believes that this pattern will continue. Based upon all of the factors described above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. The Company has limited ability to forecast future revenues, and it is likely that in some future quarter the Company's operating results will be below the expectations of public securities analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

Significant Competition

The market for the Company's products is intensely competitive and subject to rapid change. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from other established and emerging companies. Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition and a large installed base of customers. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than can the Company. There is also a substantial risk that announcements of competing products by large competitors could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit the Company's ability to sell its products through particular reseller partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Product Concentration

The Company currently expects the sale and license of its InputAccel products, and these products are currently expected to account for substantially all of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of its InputAccel products and enhancements to these products. Consequently, a decline in the demand for, or market acceptance of, the Company's InputAccel products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Continued Growth of the Market for Document Management
Applications

Although demand for document capture software for document management applications has grown in recent years, this market is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, organizations will continue to adopt the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about the Company's software products and the document processing market generally. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. The rate at which organizations have adopted the Company's products has varied significantly and the Company expects to continue to experience such variations in the future. There can be no assurance that the market for the Company's products will continue to develop or that the Company's products will be widely accepted. If the markets for the Company's products fail to develop, or develop more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

Rapid Technological Change and New Products

The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in document image processing software, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced delays in the past in the release of new products and new product enhancements. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products or that the Company's new products and product enhancements will achieve market acceptance.

Risk of Software Defects

Software products as complex as those offered by the Company may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. The Company has in the past discovered software errors in certain of its new products after their introduction. There can be no assurance that, despite testing by the Company, defects and errors will not be found in current versions, new versions or enhancements of its products after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

Year 2000 Compliance

The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current software needs, and as a result switch to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with International Sales and Operations

The Company anticipates that for the foreseeable future a significant portion of its revenues will be derived from sources outside North America and the Company intends to continue to expand its sales and support operations internationally. In order to successfully expand international sales, the Company must establish additional foreign operations, expand its international sales channel management and support organizations, hire additional personnel, customize its products for local markets, recruit additional international resellers and increase the productivity of existing international resellers. To the extent that the Company is unable to do so in a timely and cost-effective manner, the Company's sales growth internationally, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. Even if the Company is able to successfully expand its international operations there can be no assurance that the Company will be able to maintain or increase international market demand for its products.
The Company's international operations are generally subject to a number of risks, including costs of customizing products for foreign countries, protectionist laws and business practices favoring local competition, dependence on local vendors, compliance with multiple, conflicting and changing government laws and regulations, longer sales cycles, greater difficulty or delay in accounts receivable collection, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, foreign currency exchange rate fluctuations, multiple and conflicting tax laws and regulations and political and economic instability. To date, a majority of the Company's revenues and costs have been denominated in U.S. dollars. However, the Company believes that in the future, an increasing portion of the Company's revenues and costs will be denominated in foreign currencies. Although the Company may from time to time undertake foreign exchange hedging transactions to reduce its foreign currency transaction exposure, the Company does not currently attempt to eliminate all foreign currency transaction exposure.

Dependence on Key Personnel

The Company's success depends to a significant extent upon the efforts of its key management, sales and marketing, technical support and research and development personnel, none of whom are bound by an employment contract. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled managerial, sales and marketing, technical support and research and development personnel. Like other software companies, the Company faces intense competition for such personnel, and the Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. There can be no assurance that the Company will be successful in attracting, assimilating and retaining additional qualified personnel in the future. The loss of the services of one or more of the Company's key individuals, or the failure to attract and retain additional qualified personnel, could have a material adverse effect on the Company's business, operating results and financial condition.

Limited Protection of Proprietary Technology; Risks of Infringement; Use of Licensed Technology

The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company licenses its software products primarily under license agreements. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the copyrights and trade secrets owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the U.S.
The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers increasingly will be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products indifferent industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to either license the infringed or similar technology or develop alternative technology on a timely basis, the Company's business, operating results and financial condition could be materially adversely affected.

The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which could materially adversely affect the Company's business, operating results and financial condition.

Product Liability

Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. The Company has not experienced any material product liability claims to date; however, the sale and support of the Company's products may entail the risks of such claims, which may be substantial in light of the use of the Company's products in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.


Net Revenues

The Company's software revenues increased 34% in the first quarter of 1998 to $3.4 million from $2.5 million in the first quarter of 1997, and decreased 6% from $3.6 million in the fourth quarter of 1997. The increase in revenue growth in 1998 compared to 1997 is due to increased revenues from InputAccel. The decrease compared to fourth quarter of 1997 is attributed primarily to seasonality.


Gross Profit

Gross profit of $3 million for the first quarter of 1998 is up 26% from $2.3 million for the first quarter of 1997 and down 10% from $3.3 million in the fourth quarter of 1997. The differences are primarily due to revenue fluctuations, though gross margin for the most recent quarter of 87% is down from 93% for the same period last year largely due to the percentage of revenues derived from software maintenance and professional services, which have lower margins than revenues from product licensing. The Company expects revenues from maintenance and services to continue to increase as a percentage of overall revenues


Sales and Marketing

Sales and marketing expenses increased 36% to $1.5 million in the first quarter of 1998 from $1.1 million in the first quarter of 1997. The Company expects that sales and marketing expenses will increase in the future, in absolute terms, as the Company continues to expand sales and marketing programs related to new software products.


Research and Development

Research and development expenses decreased 9% to $1.1 million in the first quarter of 1998 from $1.2 million in the first quarter of 1997. The decrease in spending from 1997 is attributable to a non-recurring purchase of technology of $240,000 in the first quarter of 1997. Current staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area. As a result, quarterly research and development expenses are likely to increase during 1998.


General and Administrative

General and administrative expenses in the first quarter of 1998 were essentially unchanged from the first quarter in 1997 at $509,000. General and administrative expenses have decreased as a percentage of revenues from 20% in the first quarter of 1997 to 15% in the first quarter of 1998, the decrease being primarily attributable to increased revenue levels. Certain G&A expenses have, to date, been absorbed by the display division. Accordingly, the Company expects general and administrative expenses to increase in succeeding future periods.


Divestiture

The pending sale of the display division resulted in a net loss of $2.6 million, or 41 cents per share. This charge includes a loss from display division operations in the first quarter, net of tax benefit, of $361,000. In addition, it includes an estimated loss of $2.3 million, net of tax benefit, on the sale of the net assets of the display division. This loss includes expenses related to the pending transaction and a reduction in value of certain inventory which is not strategic to the new display business.


Benefit (Provision) for Income Taxes

The benefit (provision) for federal and state income taxes as a percentage of pretax income from operations was 30% and 34% for the first quarter of 1998 and 1997, respectively. In addition, a tax benefit related of 40% was netted against the estimated losses on the sale of the display division.


Liquidity and Capital Resources

At March 31, 1998, the Company had cash and cash equivalents of $12.1
million, compared to $12.3 million at December 31, 1997.   At March 31,
1998, the Company had a line of credit that provides for the issuance of commercial and standby letters of credit up to $15 million. At March 31, 1997, one such letter credit securing inventory purchases totaling $6.5 million was outstanding under this agreement. The agreement expires July 1, 1999.

Net cash provided by operating activities was $2.1 million in the first quarter of 1998 compared to $4.7 million in the first quarter of 1997.

Net cash used in investing activities, exclusively additions to property and equipment, was $54,000 for the first quarter of 1998, compared to $435,000 in the first quarter of 1997.

On February 14, 1997, the Company's Board of Directors authorized the use of up to $5 million to repurchase the Company's common stock. This amount was increased to $15 million on Sept 17, 1997. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. During the three month period ended March 31, 1998, the Company repurchased 443,500 shares at an average cost per share of $5.27.

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

                                                 CORNERSTONE IMAGING, INC.
                                                 ------------------------------
                                                 Registrant


Date: May 15,1998                                /s/ John Finegan
                                                 ------------------------------
                                                 John Finegan
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)



                               EXHIBIT INDEX


Exhibit          Description
---------       ------------------------------------------------------------

11.1            Statement of Computation of Earnings per Share

27              Financial Data Schedule