Form 10-Q
period 1998-06-30
CORNERSTONE IMAGING INC
filed 1998-08-14
CIK 909276

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 1998: 5,650,313

Part 1.  Financial Information
Item 1.   Financial Statements

                              CORNERSTONE IMAGING, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                 June 30,     December 31,
                                                 1998         1997
                                                 -----------  -----------
                                                 (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................    $13,267      $12,284
  Accounts receivable...........................      3,726        2,946
  Deferred income taxes and
     other current assets.......................      5,365        5,521
                                                 -----------  -----------
    Total current assets........................     22,358       20,751

Property and equipment, net.....................        901        1,056
Other assets....................................        427          424
Net assets related to the
     discontinued display division..............      4,611       15,462
                                                 -----------  -----------
                                                    $28,297      $37,693
                                                 ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $294         $463
  Deferred revenue..............................      1,077          654
  Accrued liabilities...........................      1,576        2,653
                                                 -----------  -----------
    Total current liabilities...................      2,947        3,770
                                                 -----------  -----------

Stockholders' equity:
  Common stock..................................         59           67
  Paid in capital...............................     18,608       24,747
  Retained earnings.............................      6,683        9,109
                                                 -----------  -----------
    Stockholders' equity........................     25,350       33,923
                                                 -----------  -----------
                                                    $28,297      $37,693
                                                 ===========  ===========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                       CORNERSTONE IMAGING, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Three Months Ended    Six Months Ended
                                         June 30,            June 30,
                                   ------------------- -------------------
                                   1998      1997      1998      1997
                                   --------- --------- --------- ---------
Net revenues from continuing
  operations......................   $4,160    $2,970    $7,547    $5,489
Cost of revenues..................      391       180       816       351
                                   --------- --------- --------- ---------
Gross profit                          3,769     2,790     6,731     5,138

Sales and marketing...............    1,930     1,490     3,406     2,578
Research and development..........    1,047       882     2,119     2,054
General and administrative........      628       504     1,136     1,015
                                   --------- --------- --------- ---------
  Operating income (loss).........      164       (86)       70      (509)

Other income......................      149       217       293       403
                                   --------- --------- --------- ---------
  Income (loss) before (benefit)
     provision for income taxes...      313       131       363      (106)
Provision (benefit) for
     income taxes.................       94        45       109       (36)
                                   --------- --------- --------- ---------
  Net income (loss) from
     continuing operations........      219        86       254       (70)

Discontinued operations:
Net Income (loss) from operations
  of Discontinued Display
  Division........................      --       (217)     (361)      995

Estimated net loss on sale of
  Display Division................      --        --     (2,284)      --
                                   --------- --------- --------- ---------
  Net income (loss) from
    discontinued operations.......      --       (217)   (2,645)      995
                                   --------- --------- --------- ---------
  Net income (loss)...............     $219     ($131)  ($2,391)     $925
                                   ========= ========= ========= =========
Basic and diluted EPS:
  Income (loss) from
     continuing operations........    $0.04     $0.01     $0.04    ($0.01)
  Income (loss) from
     discontinued operations......     0.00     (0.03)    (0.43)     0.13
                                   --------- --------- --------- ---------
  Net income (loss)...............    $0.04    ($0.02)   ($0.39)    $0.12
                                   ========= ========= ========= =========

Shares used in EPS calculations:
   Basic .........................    5,953     7,335     6,163     7,422
   Diluted........................    6,036     7,337     6,216     7,457
                                   ========= ========= ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                        CORNERSTONE IMAGING, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                           Six Months Ended
                                                               June 30,
                                                          -------------------
                                                          1998      1997
                                                          --------- ---------
Cash flows from operating activities:
 Net income (loss)......................................   ($2,391)     $925
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization........................       448       350
 Discontinued operations                                    10,851      (602)
 (Increase) decrease in assets and liabilities:
    Accounts receivable.................................      (780)     (628)
    Deferred income taxes and other assets..............       153      (864)
    Accounts payable....................................      (168)      126
    Accrued liabilities and deferred revenue............      (654)      656
                                                          --------- ---------
    Net cash provided by operating activities...........     7,459       (37)
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................      (293)     (308)
                                                          --------- ---------
    Net cash used in investing activities...............      (293)     (308)
                                                          --------- ---------
Cash flows from financing activities:
 Repurchase of common stock.............................    (6,630)   (2,057)
                                                          --------- ---------
    Net cash used in financing activities...............    (6,630)   (2,057)
                                                          --------- ---------
Net decrease in cash and cash equivalents...............       983    (2,389)

Cash and cash equivalents at beginning of period........    12,284    18,486
                                                          --------- ---------
Cash and cash equivalents at end of period..............   $13,267   $16,097
                                                          ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                            CORNERSTONE IMAGING, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Interim Unaudited Financial Information:

        The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1997 balance sheet data was derived from audited financial statements contained in the Company's 1997 Annual Report on Form 10-k but does not include all disclosures required by generally accepted accounting principles. In addition, assets and liabilities related to the pending sale and discontinuation of the display division has been restated from the audited balance sheet. The unaudited financial statements for the six month periods ended June 30, 1998 and 1997 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

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


2.      LINE OF CREDIT

        The Company has a line of credit facility with a bank which expires on July 1, 1999. The agreement provides for borrowings up to the lesser of $15 million or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's base rate and are collateralized by accounts receivable, equipment, and inventory of the Company. As of June 30, 1998 there were no borrowings under this agreement.


3.      DIVESTITURES:

        On April 17, 1998, the Company entered into a non-binding letter of intent to sell its display division to the current management team led by John Noellert, General Manager of the display division.  Upon completion of the sale, the display division will operate as a private company named Cornerstone Peripherals Technology, Inc. Under the terms of the letter and modifications made to it since April 17, the Company will sell certain assets and transfer certain liabilities associated with the display division. In addition, the Company will retain certain assets, including accounts receivable and certain inventory. The value of the inventory will be realized by the Company through the sale, on its behalf, of that inventory by Cornerstone Peripherals Technology,
Inc. The Company estimates it will receive, subsequent to June 30, 1998, proceeds in excess of $3.0 million for receivables and inventory less transaction expenses and certain display division liabilities. The letter provides that the Company will also hold a minority equity
interest in Cornerstone Peripherals Technology, Inc.   This minority
interest will be carried as an asset on the Company's books at $1.0 million. As a result of the transaction, the Company recorded a loss of approximately $2.6 million for the quarter ended March 31, 1998. All financial statements have been restated to account for the display division as a discontinued operation.

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


5.      STOCK REPURCHASE:

        On February 14, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock.
This amount was increased to $15.0 million on September 17, 1997.
Purchases have been, and will continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors.
The company intends to use cash on hand to fund it purchases. During the six months ended June 30, 1998, the Company repurchased 1,053,200 shares at an average cost per share of $6.30 bringing the cumulative repurchases since the inception of the program to 2.06 million shares.


6.      STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

        On March 14, 1998, the Company's Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's 1993 Stock Option/Stock Issuance Plan by 200,000 shares to 2,674,852 shares of common stock for issuance under the Plan. On the same date the Board also approved 100,000 shares for issuance under the 1998 Employee Stock Purchase Plan. The proposed increases were approved by stockholders on June 3, 1998 at the Company's Annual Stockholder's Meeting.

------------------------------------------------------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


RESULTS OF OPERATIONS:

In recent years the majority of the Company's revenues have been attributable to sales of display products. However, the Company's software business has grown more rapidly than its display business in the past three years and on April 17, 1998 the Company entered into a letter of intent to sell its display products division. Accordingly, the Company will be renamed to Input Software, Inc. and will exclusively develop, market, and service software products for enterprise computing applications. In 1994, the Company began providing software toolkits for scanning and document image processing ("DIP") applications. In November 1995, the Company began shipments of InputAccel-- a software product designed to automate the conversion of documents into electronic images.

                The Company's software tools allow integrators and software developers to save both time and money by offering stable, supported libraries of software code to drive DIP peripherals rather than having to develop such software themselves. Most of these tools are based on Cornerstone's Image & Scanner Interface Specification ("ISIS"), an industry standard interface for scanners. ISIS provides a key component for InputAccel. InputAccel is a data capture system that lets organizations integrate incoming documents-paper, fax, microfilm-with enterprise workflow and document management systems. InputAccel is a customizable, open architecture software product that runs under Windows
NT platform.

                The Company's products are used by a diverse set of customers in a wide variety of applications, such as insurance claim processing, loan application processing, FDA submissions, and the storage of personnel records and technical manuals. Most often, data capture systems are used by large, service-oriented companies and government agencies for which document management or transaction processing is critical. Data capture, which is often used in conjunction with document image processing, document management, and other computer applications, enables multiple users to electronically capture, file, and retrieve documents. Hence the Company's products are often sold through, or in conjunction with, systems integrators and value added resellers.


Net Revenues

The Company's software revenues increased 40% in the second quarter of 1998 to $4.2 million from $3.0 million in the second quarter of 1997. For the six months ending June 30, 1998, revenues increased 37% to $7.5 million from revenues of $5.5 in the first six months of 1997. The increase in revenue is due to increased revenues from InputAccel.


Gross Profit

Gross profit increased 35% to $3.8 million for the second quarter of 1998 from $2.8 million for the second quarter of 1997. For the six months ending June 30, 1998, gross profit increased 31% to $6.7 million from gross profit of $5.1 in the first six months of 1997. The gross margin was 91% and 94% for the second quarters of 1998 and 1997, respectively and was 89% and 93% for the six months ended June 30, 1998 and 1997, respectively. The decrease in gross margin percent for both periods is largely due to the increased percentage of revenues derived from software maintenance and professional services, which have lower margins than revenues from product licensing. The Company expects revenues from maintenance and services to continue to increase as a percentage of overall revenues.


Sales and Marketing

Sales and marketing expenses increased 30% to $1.9 million in the second quarter of 1998 from $1.4 million in the second quarter of 1997, and for the six month period ended June 30, 1998, increased 32% to $3.4 million from $2.6 million for the first six months of 1997. Sales and marketing expenses as a percentage of revenue were 46% and 50% for the second quarter of 1998 and 1997, respectively and was 45% and 47% for the six months ended June 30, 1998 and 1997, respectively.

The Company expects that sales and marketing expenses will increase in the future, in absolute terms, as the Company continues to expand sales and marketing programs related to new software products.


Research and Development

Research and development expenses increased 19% to $1.0 million in the second quarter of 1998 from $882,000 in the second quarter of 1997 and for the six month period ended June 30, 1998, remained flat at $2.1 million. The first quarter of 1997 included a non-recurring purchase of technology of $240,000.

Current staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area. As a result, quarterly research and development expenses are likely to increase during 1998 and beyond.



General and Administrative

General and administrative expenses in the second quarter of 1998 increased by 25% to $628,000 from $504,000 in the second quarter of 1997 and for the six month period ended June 30, 1998, increased by 12% to $1.1 million from $1.0 million in 1997. General and administrative expenses as a percentage of revenue were 15% and 17% for the second quarter of 1998 and 1997, respectively and was 15% and 18% for the six months ended June 30, 1998 and 1997, respectively, the percent decreases being primarily attributable to increased revenue levels. Certain general & administrative expenses have, to date, been absorbed by the display division. Accordingly, the Company expects general and administrative expenses to increase in succeeding future periods.

Divestiture

The pending sale of the display division resulted in a net loss of $2.6 million, or 43 cents per share. This charge includes a loss from display division operations in the first six months, net of tax benefit, of $361,000. In addition, it includes an estimated loss of $2.3 million, net of tax benefit, on the sale of the net assets of the display division. This loss includes expenses related to the pending transaction and a reduction in value of certain inventory, which is not strategic to the new display business.


Benefit (Provision) for Income Taxes

The benefit (provision) for federal and state income taxes as a percentage of pretax income from operations was 30% and 34% for the second quarter and six month ended June 30, 1998 and 1997, respectively. In addition, a tax benefit reserve of 40% was netted against the estimated losses on the sale of the display division.


Liquidity and Capital Resources

At June 30, 1998, the Company had cash and cash equivalents of $13.3 million, compared to $12.3 million at December 31, 1997. At June 30, 1998, the Company had a line of credit that provides for the issuance of commercial and standby letters of credit up to $15.0 million. The agreement, which expires July 1, 1999, had no borrowings against it as of June 30, 1998.

Net cash provided by operating activities was $7.5 million in the first six months of 1998 compared net cash used of $37,000 in the first six months of 1997.

Net cash used in investing activities, exclusively additions to property and equipment, was $305,000 for the first six months of 1998, compared to $308,000 in the first six months of 1997.

On February 14, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock.
This amount was increased to $15.0 million on Sept 17, 1997. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. During the six month period ended June 30, 1998, the Company repurchased 1,053,200 shares at an average cost per share of $6.30.

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


RISK FACTORS:

Limited Software Operating History; History of Losses; Future Operating Results Uncertain

The Company has operated its Software Division since June 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. For the past several years, the Company has been investing in its software business and as a result, on a stand-alone basis, the Software Division has not achieved operating profitability and has incurred net losses in each quarter from inception through the quarter ending June 30, 1997. As of June 30, 1998, the Company's Software Division had cumulative pre-tax operating losses of approximately $3.4 million. The Company's operating losses have been due in part to the commitment of significant resources to the Company's research and development and sales and marketing departments. The Company expects to continue to devote substantial resources to these areas and as a result will need to achieve significant quarterly revenues to achieve profitability. In particular, the Company intends to continue to hire additional sales and research and development personnel in 1998 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's software related revenues generally have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.


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


Product Concentration

The Company currently expects the sale and license of its InputAccel products and software tools to account for substantially all of the Company's revenues for the foreseeable future. The Company's future operating results are, therefore, heavily dependent upon continued market acceptance of its InputAccel products and enhancements to these products. Consequently, a decline in the demand for, or market acceptance of, the Company's InputAccel products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.


Dependence on Continued Growth of the Market for Document Management
Applications

Although demand for document capture software for document management applications has grown in recent years, this market is still emerging and there can be no assurance that it will continue to grow or that organizations will continue to adopt the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about the Company's software products and the document processing market generally. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. The rate at which organizations have adopted the Company's products has varied significantly and the Company expects to continue to experience such variations in the future. There can be no assurance that the markets for the Company's products will continue to develop or that the Company's products will be accepted within such markets. If the markets for the Company's products fail to develop, or develop more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.


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


Year 2000 Compliance

The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current software needs, and as a result switch to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.


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

The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers increasingly will be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to either license the infringed or similar technology or develop alternative technology on a timely basis, the Company's business, operating results and financial condition could be materially adversely affected.

The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated such delays would materially adversely affect the Company's business, operating results and financial condition.


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

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities  -  Not Applicable

Item 3.   Defaults Upon Senior Securities  -  Not Applicable

Item 4.         Submission of Matters to a Vote of Security Holders

        On June 3, 1998, the Company held its Annual Meeting of Stockholders at the Company's headquarters in San Jose, California. At the meeting, the stockholders were asked to: (1) elect Thomas T. van Overbeek, James Crawford III, E. David Crockett, Stephen J. Sheafor, Bruce Silver, Daniel D. Tompkins, and John Finegan as members of the Board of Directors for 1998; (2) approve an amendment to the company's Stock Option/Stock Issuance Plan to increase the number of shares of Common Stock for issuance thereunder by 200,000 shares; (3) approve the Company's 1998 Employee Stock Purchase Plan; and (4) ratify the selection of Coopers & Lybrand as the Company's independent auditors for fiscal year 1998.

        As of the April 14, 1998 record date established for the annual meeting, there were 7,666,676 shares of common stock issued and outstanding, all of which were entitled to vote. Present in person or by proxy at the meeting were stockholders representing 6,819,153 shares. Such shares represented 88%, a quorum, of the total number of shares outstanding and entitled to vote. All of the proposals, and all of the nominees to the board of directors, were approved by the stockholders. 6,338,202 shares voted for the approval of the nominees to the board of directors, 475,738 withheld, and 5,213 instructed. 5,962,274 shares voted for the approval of the amendment to the company's 1993 Stock Option/Stock Issuance Plan, 832,079 voted against, and 24,800 shares abstained. 6,629,265 shares voted for the approval of the 1998 Employee Stock Purchase Plan, 172,960 shares voted against, and 16,928 shares abstained. 6,792,949 shares voted for ratification of the selection of Cooper & Lybrand as the Company's independent auditors, 15,394 shares voted against, and 10,810 shares abstained.

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

                                                 CORNERSTONE IMAGING, INC.
                                                 ------------------------------
                                                 Registrant


Date: August 14, 1998                            /s/ John Finegan
                                                 ------------------------------
                                                 John Finegan
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)




































                               EXHIBIT INDEX


Exhibit          Description
---------       ------------------------------------------------------------

11.1            Statement of Computation of Earnings per Share

27              Financial Data Schedule