Form 10-Q/A
period 1998-06-30
CORNERSTONE IMAGING INC
filed 1998-09-21
CIK 909276

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
                                   ========= ========= ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                        CORNERSTONE IMAGING, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                           Six Months Ended
                                                               June 30,
                                                          -------------------
                                                          1998      1997
                                                          --------- ---------
Cash flows from operating activities:
 Net income (loss)......................................   ($2,391)     $925
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization........................       448       350
 Discontinued operations                                    10,851      (602)
 (Increase) decrease in assets and liabilities:
    Accounts receivable.................................      (780)     (628)
    Deferred income taxes and other assets..............       153      (864)
    Accounts payable....................................      (168)      126
    Accrued liabilities and deferred revenue............      (654)      656
                                                          --------- ---------
    Net cash provided by operating activities...........     7,459       (37)
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................      (293)     (308)
                                                          --------- ---------
    Net cash used in investing activities...............      (293)     (308)
                                                          --------- ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock.............       447       13
 Repurchase of common stock.............................    (6,630)   (2,057)
                                                          --------- ---------
    Net cash used in financing activities...............    (6,183)   (2,044)
                                                          --------- ---------
Net decrease in cash and cash equivalents...............       983    (2,389)

Cash and cash equivalents at beginning of period........    12,284    18,486
                                                          --------- ---------
Cash and cash equivalents at end of period..............   $13,267   $16,097
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