Form 10-Q
period 1998-09-30
CORNERSTONE IMAGING INC
filed 1998-11-13
CIK 909276

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to_______

                            Commission File No. 0-22292

                            INPUT SOFTWARE, INC.
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

                               Cornerstone Imaging, Inc.
         ---------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 1998: 5,061,363

Part 1.  Financial Information
Item 1.   Financial Statements

                            INPUT SOFTWARE, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                 September    December 31,
                                                 1998         1997
                                                 -----------  -----------
                                                 (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................    $10,755      $12,284
  Accounts receivable...........................      4,280        2,946
  Deferred income taxes and
     other current assets.......................      5,312        5,521
                                                 -----------  -----------
    Total current assets........................     20,347       20,751

Property and equipment, net.....................        765        1,056
Other assets....................................        516          424
Net assets related to the
     discontinued display division..............      3,757       15,462
                                                 -----------  -----------
                                                    $25,385      $37,693
                                                 ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $308         $463
  Deferred revenue..............................      1,444          654
  Accrued liabilities...........................      2,031        2,653
                                                 -----------  -----------
    Total current liabilities...................      3,783        3,770
                                                 -----------  -----------

Stockholders' equity:
  Common stock..................................         51           67
  Paid in capital...............................     14,479       24,747
  Retained earnings.............................      7,072        9,109
                                                 -----------  -----------
    Stockholders' equity........................     21,602       33,923
                                                 -----------  -----------
                                                    $25,385      $37,693
                                                 ===========  ===========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                       INPUT SOFTWARE, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                   ------------------- -------------------
                                   1998      1997      1998      1997
                                   --------- --------- --------- ---------
Net revenues from continuing
  operations......................   $4,599    $3,158   $12,146    $8,647
Cost of revenues..................      401       240     1,217       591
                                   --------- --------- --------- ---------
Gross profit                          4,198     2,918    10,929     8,056

Sales and marketing...............    2,070     1,248     5,478     3,827
Research and development..........      982       958     3,101     3,012
General and administrative........      790       568     1,924     1,582
                                   --------- --------- --------- ---------
  Operating income (loss).........      356       144       426      (365)

Interest and other income.........      166       111       459       514
                                   --------- --------- --------- ---------
  Income before provision
     for income taxes.............      522       255       885       149
                                 0
Provision for income taxes........      168        87       277        51
                                   --------- --------- --------- ---------
  Net income from continuing
     operations........                 354       168       608        98

Discontinued operations:
Net Income (loss) from operations
  of Discontinued Display
  Division........................      --       (161)     (361)      795

Estimated net loss on sale of
  Display Division................      --        --     (2,284)       --
                                   --------- --------- --------- ---------
  Net income (loss) from
    discontinued operations.......      --       (161)   (2,645)      795
                                   --------- --------- --------- ---------
  Net income (loss)...............     $354        $7   ($2,037)     $893
                                   ========= ========= ========= =========
Basic and diluted EPS:
  Income (loss) from
     continuing operations........    $0.07     $0.02     $0.10     $0.01
  Income (loss) from
     discontinued operations......     0.00     (0.02)    (0.45)     0.11
                                   --------- --------- --------- ---------
  Net income (loss)...............    $0.07     $0.00    ($0.35)    $0.12
                                   ========= ========= ========= =========

Shares used in EPS calculations:
   Basic .........................    5,352     7,095     5,890     7,312
   Diluted........................    5,440     7,105     5,995     7,340
                                   ========= ========= ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                        INPUT SOFTWARE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                           Nine Months Ended
                                                              September 30,
                                                          -------------------
                                                          1998      1997
                                                          --------- ---------
Cash flows from operating activities:
 Net income (loss)......................................   ($2,037)     $893
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization........................       731       632
 Discontinued operations                                    11,705    (7,427)
 (Increase) decrease in assets and liabilities:
    Accounts receivable.................................    (1,334)     (928)
    Deferred income taxes and other assets..............       117      (634)
    Accounts payable....................................      (155)      (68)
    Accrued liabilities and deferred revenue............       168       936
                                                          --------- ---------
    Net cash provided by (used in) operating activities..    9,195    (6,596)
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................      (440)     (592)
                                                          --------- ---------
    Net cash used in investing activities...............      (440)     (592)
                                                          --------- ---------
Cash flows from financing activities:
 Repurchase of common stock.............................   (10,477)   (4,704)
                                                          --------- ---------
    Net cash used in financing activities...............   (10,477)   (4,704)
                                                          --------- ---------
Net decrease in cash and cash equivalents...............    (1,529)  (11,538)

Cash and cash equivalents at beginning of period........    12,284    18,486
                                                          --------- ---------
Cash and cash equivalents at end of period..............   $10,755    $6,948
                                                          ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                                INPUT SOFTWARE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                        (UNAUDITED)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Interim Unaudited Financial Information:

        The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1997 balance sheet data was derived from audited financial statements contained in the Company's 1997 Annual Report on Form 10-k but does not include all disclosures required by generally accepted accounting principles. In addition, assets and liabilities related to the pending sale and discontinuation of the display division has been restated from the audited balance sheet. The unaudited financial statements for the nine month periods ended September 30, 1998 and 1997 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

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

        In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the fiscal year 2000.


2.      DIVESTITURES:

        On September 8, 1998, the Company sold its display division to the current management team led by John Noellert, General Manager of the display division. This business now operates as a private company named Cornerstone Peripherals Technology, Inc. Under the terms of the sale the Company sold certain assets and transferred certain liabilities associated with the display division. In addition, the Company retained certain assets, including accounts receivable and certain inventory.
The value of the inventory will be realized by the Company through the sale, on its behalf, of that inventory by Cornerstone Peripherals Technology, Inc. The Company estimates it will receive, subsequent to September 30, 1998, proceeds in excess of $2.8 million for receivables and inventory less transaction expenses and certain display division liabilities. The Company also holds a minority equity interest in Cornerstone Peripherals Technology, Inc. As a result of the transaction, the Company recorded a loss of approximately $2.6 million for the quarter ended March 31, 1998. All financial statements have been restated to account for the display division as a discontinued operation.

        On February 4, 1997, the Company entered into an agreement to sell its ownership interest in Pegasus. Under the terms of the agreement, the Company received 35,000 shares of Cornerstone's common stock and a note receivable totaling approximately $200,000. The impact of this transaction on the financial position of the Company was not significant.


3.      INCOME TAXES:

        The Company's provision for income taxes reflect the Company's estimated 1998 annualized effective tax rate of 31%.


4.      STOCK REPURCHASE:

        On February 14, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock. This amount was increased to $15.0 million on September 17, 1997 and further increased to $20 million on August 12, 1998. Purchases have been, and will continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors.
The Company intends to use cash on hand to fund it purchases. During the nine months ended September 30, 1998, the Company repurchased 1,642,900 shares at an average cost per share of $6.45 bringing the cumulative repurchases since the inception of the program to 2.6 million shares.


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


RESULTS OF OPERATIONS:

         Input Software, Inc. develops, markets, and services software products for enterprise computing applications. In 1994, the Company began providing software toolkits for scanning and document image processing ("DIP") applications. In November 1995, the Company began shipments of InputAccel-- a software product designed to automate the conversion of documents into electronic images.

         The Company's software tools allow integrators and software developers to save both time and money by offering stable, supported libraries of software code to drive DIP peripherals rather than having to develop such software themselves. Most of these tools are based on Input's Image & Scanner Interface Specification ("ISIS"), an industry standard interface for scanners. ISIS provides a key component for InputAccel. InputAccel is a data capture system that lets organizations integrate incoming documents-paper, fax, microfilm-with enterprise workflow and document management systems. InputAccel is a customizable, open architecture software product that runs under Windows NT platform.

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


Net Revenues

The Company's software revenues increased 46% in the third quarter of 1998 to $4.6 million from $3.2 million in the third quarter of 1997. For the nine months ending September 30, 1998, revenues increased 40% to $12.1 million from revenues of $8.6 in the first nine months of 1997. The increase in revenue is due primarily to increased revenues from InputAccel.


Gross Profit

Gross profit increased 44% to $4.2 million for the third quarter of 1998 from $2.9 million for the third quarter of 1997. For the nine months ending September 30, 1998, gross profit increased 36% to $10.9 million from gross profit of $8.1 in the first nine months of 1997. The gross margin was 91% and 92% for the third quarters of 1998 and 1997, respectively and was 90% and 93% for the nine months ended September 30, 1998 and 1997, respectively. The slight decrease in gross margin percent for both periods is largely due to the increased percentage of revenues derived from software maintenance and professional services, which have lower margins than revenues from product licensing. The Company expects revenues from maintenance and services to continue to increase as a percentage of overall revenues.


Sales and Marketing

Sales and marketing expenses increased 66% to $2.1 million in the third quarter of 1998 from $1.2 million in the third quarter of 1997, and for the nine month period ended September 30, 1998, increased 43% to $5.5 million from $3.8 million for the first nine months of 1997. Sales and marketing expenses as a percentage of revenue were 46% and 40% for the third quarter of 1998 and 1997, respectively and was 45% and 44% for the nine months ended September 30, 1998 and 1997, respectively.

The Company expects that sales and marketing expenses will increase in the future, in absolute terms, as the Company continues to expand sales and marketing programs.


Research and Development

Research and development expenses remained flat at $1.0 million in the third quarter of 1998 and 1997, respectively and for the nine month period ended September 30, 1998, increased 3% to $3.1 million from $3.0 million for the first nine months of 1997. The first quarter of 1997 included a non-recurring purchase of technology of $240,000.

Current staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources, as a percent to sales, to this area. As a result, quarterly research and development expenses are likely to increase during the remainder of 1998 and beyond.


General and Administrative

General and administrative expenses in the third quarter of 1998 increased by 39% to $790,000 from $568,000 in the third quarter of 1997 and for the nine month period ended September 30, 1998, increased by 22% to $1.9 million from $1.6 million in 1997. General and administrative expenses as a percentage of revenue were 17% and 18% for the third quarter of 1998 and 1997, respectively and was 16% and 18% for the nine months ended September 30, 1998 and 1997, respectively. The decreases, as a percent to sales, are primarily attributable to increased revenue levels. Certain general & administrative expenses have, to date, been absorbed by the recently sold display division. Accordingly, the Company expects general and administrative expenses to increase in succeeding future periods.


Divestiture

The sale of the display division resulted in a net loss of $2.6 million, or 45 cents per share. This charge includes a loss from display division operations in the first quarter of 1998, net of tax benefit, of $361,000. In addition, it includes an estimated loss of $2.3 million, net of tax benefit, on the sale of the net assets of the display division. This loss, recorded in the first quarter of 1998, includes expenses related to the pending transaction and a reduction in value of certain inventory, which is not strategic to the new display business.


Provision for Income Taxes

Provision for federal and state income taxes as a percentage of pretax income from operations was 32% for the third quarter of 1998 and 34% for the third quarter of 1997, and was 31% and 34% for the nine month ended September 30, 1998 and 1997, respectively. In addition, a tax benefit reserve of 35% has been netted against the estimated losses on the sale of the display division.


Liquidity and Capital Resources


At September 30, 1998, the Company had cash and cash equivalents of $10.8 million, compared to $12.3 million at December 31, 1997.

Net cash provided by operating activities was $9.2 million in the first nine months of 1998 compared net cash used of $6.6 million in the first nine months of 1997.

Net cash used in investing activities, exclusively additions to property and equipment, was $440,000 for the first nine months of 1998, compared to $592,000 in the first nine months of 1997.

On February 14, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock.
This amount was increased to $15.0 million on Sept 17, 1997 and further increased to $20 million on August 12, 1998 . The repurchased stock is expected to be held by the Company and may be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. During the nine month period ended September 30, 1998, the Company repurchased 1,642,900 shares at an average cost per share of $6.45.

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


RISK FACTORS:

Limited Software Operating History; History of Losses; Future Operating Results Uncertain

The Company has operated its Software Division since June 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. For the past several years, the Company has been investing in its software business and as a result, on a stand-alone basis, the Software Division has not achieved operating profitability and has incurred operating losses in each quarter from inception through the quarter ending June 30, 1997. As of September 30, 1998, the Company's had cumulative pre-tax operating losses of approximately $3.0 million. The Company's operating losses have been due in part to the commitment of significant resources to the Company's research and development and sales and marketing departments. The Company expects to continue to devote substantial resources to these areas and as a result will need to achieve significant quarterly revenues to achieve profitability. In particular, the Company intends to continue to hire additional sales and research and development personnel in 1998 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's software related revenues generally have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.


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


Year 2000 Compliance

Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software. Accordingly the Company has identified and will coordinate the implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems. The Company is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position.

The Company has reviewed its development systems, business operations systems and computing infrastructure in order to identify those products, services or systems that are not Year 2000 compliant.
Several of these key systems are scheduled for replacement in early 1999 with new, compliant systems. Others will undergo final testing in mid-1999. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities, has not been, and is not anticipated to be, material to the Company's financial position or its results of operations. Based on available information, the Company does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. In the event any such third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected.

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

Item 4.         Submission of Matters to a Vote of Security Holders

        On June 3, 1998, the Company held its Annual Meeting of Stockholders at the Company's headquarters in San Jose, California. At the meeting, the stockholders were asked to: (1) elect Thomas T. van Overbeek, James Crawford III, E. David Crockett, Stephen J. Sheafor, Bruce Silver, Daniel D. Tompkins, and John Finegan as members of the Board of Directors for 1998; (2) approve an amendment to the company's Stock Option/Stock Issuance Plan to increase the number of shares of Common Stock for issuance thereunder by 200,000 shares; (3) approve the Company's 1998 Employee Stock Purchase Plan; and (4) ratify the selection of PricewaterhouseCoopers as the Company's independent auditors for fiscal year 1998.

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

Item 5. Other Information

         The company is pleased to report the addition of Johannes Schmidt to the company's board of directors. Mr. Schmidt is a vice president and Chief Technology Officer and joined the company in connection with the company's acquisition of Pixel Transactions, Inc. in 1994. The Company also reported that David Crockett and Stephen Sheafor have retired from the board. Mr. Crockett was one of the original investors in the company and had been a member of the board since 1989. Mr Sheafor is one of the founders of the company and had been a member of the board since 1986.

         Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than December 21, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934,as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 5, 1999 then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. The Company currently believes that the 1999 annual meeting of stockholders will be held during the first week of June 1999.


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

                                                INPUT SOFTWARE, INC.
                                                 ------------------------------
                                                 Registrant


Date: November 13, 1998                            /s/ John Finegan
                                                 ------------------------------
                                                 John Finegan
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)





                               EXHIBIT INDEX


Exhibit          Description
---------       ------------------------------------------------------------

11.1            Statement of Computation of Earnings per Share

27              Financial Data Schedule