Form 10-K
period 1998-12-31
INPUT SOFTWARE INC
filed 1999-03-30
CIK 909276

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549


                          FORM 10-K


X   ANNUAL  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE
                SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1998

                             OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from _______ to __________

               Commission file number 0-22292
  ----------------------------------------------------------------------

                            INPUT SOFTWARE, INC.
     (Exact name of registrant as specified in its charter)

       Delaware                                   77-0104275
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No)

       1299 Parkmoor Avenue,   San Jose, CA             95126
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (408) 325-3800

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

                                               YES    X        NO

[Cover page 1 of 2 pages]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1999, was to the best of the Company's knowledge approximately $14,800,000 million (based upon the February 28, 1999 closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market). Shares of Common
Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On February 28, 1999, approximately 4,691,000 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 27, 1999 are incorporated by reference into Part III.






































                                  PART I

This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under the caption "Risk Factors" as well as the following: the emergence of the document management and image processing markets, potential fluctuations in quarterly results, competition, new products and technological change, general economic conditions and dependence on capital spending of customers, a lengthy sales cycle and dependence on system sales, reliance upon third-party resellers, and dependence upon key personnel.

Item 1.         Business

     Input Software, Inc. ("Input Software"or the "Company") develops, markets, and services information capture software. The Company elected in 1998 to focus solely on its emerging presence as a software supplier. As a result it announced the sale of its display products division in April, 1998 and completed such sale to the management team in September, 1998. As part of the strategic change the name of the Company was changed from Cornerstone Imaging, Inc. to Input Software, Inc. The Company's information capture software helps automate and manage the input of external information into an organization's internal computing systems. Information capture software is an important first step in creating productive enterprise-wide information flow. Functioning as a middleware layer between external information sources and an enterprise's IT infrastructure, Input Software's products help customers achieve the next level of efficiency by turning unstructured, external information into intellectual capital.
     Customers use information capture software in two ways-- transaction applications where documents such as order forms, claims forms, or loan applications are the basis of a business transaction; and content loading applications where external documents are captured and uploaded to web sites, CDs, or application servers for subsequent search and retrieval. Growth drivers for these applications include increasing Internet usage, widespread use of digital technology and enterprise applications, increased demands for information in all forms, and continued increasing paper usage.
     InputAccelr , which began shipping in November 1995, is the
Company's flagship product line.   With  InputAccel, the Company has
established itself as an open systems information capture "platform" provider. As a result, enterprises of various sizes and volume requirements can now standardize on a single enterprise information capture solution, yet customize the system to meet the needs of either a transaction or content loading operation at any level of input volume. Input Software has attracted such established providers as Adobe, Documentum, IBM, and Eastman Software as partners to provide complete solutions for internal and external information processing to global 1000 companies and government agencies.
     The Company's second product line is software tools, which allow hardware and software developers to save both time and money by offering stable, supported libraries of software code to drive certain computer peripherals rather than having to develop such software themselves.
Most of these tools are based on the Company's Image & Scanner Interface Specification ("ISISr"), an industry standard interface for scanners. ISIS also provides a key component for InputAccel.

Technology and Products

     InputAccel is the Company's flagship software product.
InputAccel is an open, high-throughput, standard integration platform and set of software modules that automate the conversion and indexing of paper documents into electronically stored images. InputAccel's integration platform, with the ISIS interface, is a foundation linking various technologies into an upgradeable system that provides system management, control, and reporting functions. The integration platform is an open NT-based server platform that can incorporate/utilize various software modules from Input Software, as well as products from third-parties, including application vendors, scanner manufacturers, and other providers.

Sales and Marketing

     The Company's sales and marketing activities include participation in industry trade shows and seminars and advertising in trade publications.
     InputAccel software is typically used in connection with a complex enterprise system that includes important elements supplied by other vendors. As a result, purchasers of such systems often rely on system integrators and VARs to oversee the acquisition and installation of key hardware and software components of the overall system. Accordingly, a significant portion of the Company's display and InputAccel sales to end-users are made through system integrators and value-added resellers. Software tools are generally sold or licensed to such hardware and software suppliers as Fujitsu, Kodak, Caere, and Filenet.

      In 1998, international sales, principally in Europe, represented approximately 26% of the Company's revenues and the Company expects that international sales will continue to account for a significant portion of its revenues in future. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of greater difficulty in accounts receivable collection. To date, the Company has avoided the risk of fluctuating exchange rates associated with international sales by generally selling its products in United States currency, but there can be no assurance that the Company will be able to continue to do so in the future. There can be no assurance that these or other factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

Research and Development

      The Company believes that its future success will depend in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness and satisfy an evolving range of customer requirements. The Company's research and development group is responsible for exploring new directions and applications of core technologies, incorporating new technologies into products and maintaining strong research relationships outside the Company. The Company seeks to leverage its direct investment in research and development by supporting efforts by independent software
vendors to develop products complementary to its products.   During
1998, 1997, and 1996 research and development expenses were approximately $4.2 million, $4.0 million and $3.4 million, respectively. The Company intends to continue to make substantial investments in product and technology research and development and to continue to participate actively in the development of industry standards.

Patents and Other Proprietary Rights

      The Company does not currently have any patents and relies on a combination of trade secret, copyright, and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights in its products. There can be no assurance that it will develop proprietary products or technologies that are patentable, that any issued patent will provide it with any competitive advantages or will not be challenged by third-parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections may not preclude competitors from developing products with features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that its products and trademarks do not infringe upon the proprietary rights of third-parties. There can be no assurance, however, that third-parties will not assert infringement claims against the Company in the future or that such claims will not require the Company to enter into royalty arrangements or result in costly litigation. Because the industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology.

Technical Support

      An important element in the Company's strategy is to provide comprehensive support of its products. The Company believes that responsive technical support is essential for customer requirements and provides extensive support for its products by telephone, fax and electronic medium.

Competition

      The market for the Company's products is highly competitive.
The Company believes the principal competitive factors are product features, support, price, and reputation. In addition support of the Company's integration platform by independent software vendors and ease of product implementation are important competitive factors for InputAccel. The Company believes that it currently competes favorably with respect to these factors.

      The Company has a number of current and potential competitors many of which have significantly greater financial, technical, marketing and other resources than does the Company. The Company expects additional competition from other established and emerging companies if the market continues to develop and expand. Increased competition could result in additional price reductions, reduced margins and loss of market share, which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Employees
       As of December 31, 1998, the Company had 123 employees. The Company employs 26 people in finance and administrative functions, 64 in marketing, sales, and support and 33 in engineering and product development. In addition, the Company hires temporary employees on an as-needed basis to meet production requirements. None of the employees are represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are good.

Executive Officers

The executive officers of the Company are as follows:

Name                            Age     Position

Thomas T. van Overbeek          49      Chairman of the Board of Directors
Kimra Hawley                    42      President, Chief Executive Officer
                                        and Director
Matt Albanese                   40      Vice President-Implementation and
                                        Consulting Services
Cynthia Anderson                34      Vice President-Operations
Joe Falk                        49      Vice President-Sales
John Finegan                    49      Chief Financial Officer, Secretary,
                                        and Director
Stephen Francis                 37      Vice President-General Manager of Pixel
                                        Division
Michael Parker                  40      Vice President-Engineering
Johannes Schmidt                35      Chief Technical Officer and Director
John Stetak                     40      Vice President-Marketing

     Thomas T. van Overbeek joined the Company in 1988 as President and Director. He was appointed Chief Executive Officer in July 1990 and became Chairman of the Board of Input Software in September 1998 upon completion of the sale of the Company's display products division. Mr. Van Overbeek is currently CEO of Wavtrace, Inc. in Bellevue, Washington.

     Kimra Hawley joined the Company in 1992 as Product Marketing Director, was promoted to Vice President in November 1994 and Senior Vice President and General Manager for the Software Division in November 1996. She became President and CEO and was elected a Director of Input Software, Inc. in April 1998. Prior to joining the Company, Ms. Hawley was a principal in MarketBound Associates, a marketing consulting firm. Ms. Hawley holds a BS in Psychology from Pittsburg State University.

     Matt Albanese joined the Company as Director of Engineering for the Software Division in 1995 and was promoted to Vice President, Implementation and Consulting Services in December 1997. Prior to joining the Company, Mr. Albanese was the Director of Engineering for Plexus Software, a Division of Banctec. Mr. Albanese holds a BS in Computer Science from San Jose National University.

     Cynthia Anderson joined the Company as Director of Quality in 1992 and became Vice President of Quality and Information Systems for the Display Division in 1997. In 1998, she was appointed Vice President of Operations. Prior to joining the Company, Ms Anderson held quality and
engineering positions at Tandem Computers.   Ms. Anderson holds a BS
degree in Electrical Engineering from Michigan Technical University and an MS in Engineering Management from Santa Clara University.

     Joe Falk joined the Company in May 1997 as Vice President of Sales for the Software Division, and became Vice President of Sales in April 1998. Prior to joining the Company, Mr. Falk was Vice President of Sales of Constellar Software Corporation and prior to that, Director of Worldwide Sales at Vantageware Software. Mr. Falk holds a BS in Marketing from California State University at Northridge.

     John Finegan joined the Company in 1989 as Vice President-Finance, was elected Chief Financial Officer in 1990, Secretary in 1993, and
Director in 1997.   Prior to joining the Company he was Vice President
of Finance for the Paradise Systems Division of Western Digital
Corporation. Mr. Finegan holds an MBA from the University of Massachusetts and a BS in Engineering from Tufts University.

     Stephen Francis joined the Company in 1994 as Vice President when the company he co-founded, Pixel Translations, was acquired. Mr. Francis became Vice President and General Manager of the Pixel Translations
Division in April 1997.   Prior to joining Pixel Translations, Mr.
Francis held engineering and marketing management roles at Calera Recognition Systems, now part of Caere Corporation. Mr. Francis holds a BS in Electrical Engineering/Computers from Stanford University.

     Michael Parker joined the Company in October 1998 as Vice President of Engineering. Prior to joining Input Software, Mr. Parker held the positions at Adobe Systems of Director of Engineering from October 1997 to October 1998 and Engineering Manager from June 1993 to October 1997. Mr. Parker holds a BS in Electrical Engineering from the University of Pennsylvania.

     Johannes Schmidt joined the Company as Vice President of Software Engineering in 1994 when the company he founded, Pixel Translations, was acquired by the Company. He was appointed Chief Technology Officer in
1996 and  Director in November 1998.   Previously, Mr. Schmidt held
senior engineering positions at Calera Recognition Systems, which is now part of Caere Corporation. Mr. Schmidt holds a BS in Engineering and Applied Science from the California Institute of Technology.

     John Stetak joined the Company as Vice President of Marketing in May 1998. From 1992 to 1998 he served as Director of Marketing for the Data Management Market Group of Autodesk. Previously Mr. Stetak was Manager of Product Marketing for EDS.


RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

Limited Software Operating History; History of Losses; Future Operating Results Uncertain

     The Company has operated its Software Division since June 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. For the past several years, the Company has been investing in its software business and as a result, on a stand-alone basis, the Software Division has not achieved operating profitability and has incurred operating losses in each quarter from inception through the quarter ending June 30, 1997. As of December 31, 1998, the Company's software operations had cumulative pre-tax operating losses of approximately $2.7 million. The Company's operating losses have been due in part to the commitment of significant resources to the Company's research and development and sales and marketing departments. The Company expects to continue to devote substantial resources to these areas and as a result will need to achieve significant quarterly revenues to achieve profitability. In particular, the Company intends to continue to hire additional sales and research and development personnel in 1999 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's software related revenues generally have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.


Operating Results Subject to Significant Fluctuations; Seasonality

     The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors, such as demand for the Company's products, the size and timing of significant orders, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, changes in pricing policies by the Company or its competitors, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, changes in the Company's level of operating expenses, budgeting cycles of its customers, product life cycles, software defects and other product quality problems, the Company's ability to attract and retain qualified personnel, changes in the Company's sales incentive plans, changes in the mix of domestic and international revenues, the level of international expansion, foreign currency exchange rate fluctuations, performance of indirect channel partners, changes in the mix of indirect channels through which the Company's products are offered, the impact of acquisitions of competitors and indirect channel partners, the Company's ability to control costs and general domestic and international economic and political conditions. The Company operates with virtually no order backlog because its software products are shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, the Company achieves a significant portion of revenues from indirect sales channels over which the Company has little control. Moreover, the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.

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


Significant Competition

     The market for the Company's products is intensely competitive and subject to rapid change. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from other established and emerging companies. Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition and a large installed base of customers. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than can the Company. There is also a substantial risk that announcements of competing products by large competitors could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to increase the ability of their products to address customer needs and which may limit the Company's ability to sell its products through particular reseller partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.


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


Dependence on Continued Growth of the Market for Data Capture and
Document Management Applications

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

Year 2000 Readiness Disclosure

     The following information constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

     The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 problem. The Company's Year 2000 compliance effort has been led since mid-1998 by a committee headed by its Vice Presidents of Operations and Product Strategy. The effort has been focused on compliance of the Company's products and the Company's critical business systems. Non-critical business systems will be addressed if and when necessary, as the Company currently anticipates minimal impact to operations and ready availability of replacement goods or services in this category.

     As more fully discussed below, the Company's products make only limited use of date algorithms and generally are user configurable and/or dependent on third-party products for date information. As a result, it is impossible to make definitive statements concerning the compliance of any particular system, but the Company believes that when properly installed, its products can be configured in a compliant manner.

     As a software developer, the Company is dependent on relatively few critical suppliers. These tend to be infrastructure vendors rather than component vendors, most notably including building utilities, telecommunications and internet service as well as third-party software suppliers whose products are used for product development, internal business processes and operating platforms for the Company's products. Generally these suppliers are well established enterprises which have provided assurances that they are or will be Year 2000 compliant sufficiently before January 1 to avoid business disruptions, and the Company anticipates no significant disruptions from these suppliers.

     The Company's flagship product, InputAccel, is a modular, configurable, enterprise software application that operates on a Microsoft Windows platform and can export information to one or more third-party software applications. The product's current revision (2.X) has been subjected to code inspection testing for Year 2000 compliance by the Company, and the Company offers no-charge test systems to licensed end-users so that they may perform compliance testing in their own environments. The
Company warrants to new end-users that the product is capable of compliant installation and that the Company will take prompt action to address any Year 2000 defects that may be encountered. However, due to the product's configurable nature and its interdependence with third-party products, its warranty is of limited scope in order to avoid liability for externally introduced Year 2000 problems. At the current time, the Company has identified an anomaly in third-party code which is incorporated in InputAccel that may create ambiguities under certain circumstances in the interpretation of two-digit years. The Company is taking immediate remedial measures to eliminate the effect of this code and plans to replace the third-party product before January 1, 2000. Revisions prior to 2.0 have not been tested for Year 2000 compliance, and users of earlier versions of InputAccel may encounter Year 2000 defects.

     Released versions of PixToolsr development toolkit products and the PixViewTM image utility application do not represent, store or process dates, and the Company believes that the Year 2000 compliance issue is inapplicable to these products alone. It should be noted however, that the toolkit algorithms are intended to be combined with other program elements in the course of development, and toolkit users must exercise care not to introduce Year 2000 problems with those program elements.

     The Company's internal information technology systems are comprised of certain hardware, including computers and telecommunications equipment; software applications, including sales management, accounting, electronic mail, word processing, spreadsheets and the Windows operating system as well as software development platforms. Nearly all of the above hardware and software applications are commercially available products from major suppliers. Many of these products have been subject to upgrade or replacement concurrent with the Company's recent relocation or as a result of scheduled maintenance, for which there have been no extraordinary costs.

     Critical externally supplied products and services include electricity, telecommunications, internet service, payroll and shipping. Such products and services are generally supplied by major providers which currently represent that they will have no significant Year 2000 problems. In the event any such third-parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third-parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected.

     The InputAccel customer base is comprised primarily of large public and private enterprises which have devoted, or will devote in 1999, significant efforts to Year 2000 compliance issues. While InputAccel may enhance the overall efficiency of such a customer's operations, it is nevertheless not likely to be a material factor in any customer's Year 2000 compliance effort. To the extent that such customers' MIS departments are occupied with Year 2000 issues, they may defer enterprise software acquisitions that are not critical to the Year 2000 effort, such as InputAccel. Such acquisition deferrals could have a material adverse effect on the Company's business, operating results, and financial condition.

     The Company is dependent on Microsoft products which serve as the operating system for its products and as the development platform for those same products. In addition, the Company uses Windows-based computers and a number of Microsoft applications in the regular conduct of its business. While the Company regards the possibility of a significant Year 2000 problem in Microsoft's products to be remote, if such a problem were to occur in any of the Microsoft products used by the Company, it could impact the Company's operations or development efforts negatively.

     To date, the Company has made no extraordinary expenditures in its effort to achieve Year 2000 compliance other than the labor costs associated with compliance analysis. Replacement products have been secured, where necessary, in conjunction with scheduled and budgeted maintenance. The Company does not anticipate that any significant future expenditures will be required to achieve compliance, and it believes that any such expenditures will have no material bearing on the Company's financial performance. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner.

     The Company believes that, as a comparatively small and centralized business operation, its Year 2000 risks are identifiable, and it believes that it is already substantially prepared for the Year 2000. Nevertheless there can be no assurance that all risks have been identified and will be cured or that no business disruptions will occur due to Year 2000 problems within the Company or from outside the Company. The above discussion of compliance efforts, risks and costs contain forward-looking statements based on the Company's current best estimates, which estimates are based on currently available information. Such information may be subject to change, in which case compliance efforts, risks and costs could vary materially from current estimates which could have a material adverse affect on the Company's business, operating results and financial condition.


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

     The Company is not aware that it is infringing any proprietary rights of third-parties. There can be no assurance, however, that third-parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers increasingly will be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to either license the infringed or similar technology or develop alternative technology on a timely basis, the Company's business, operating results and financial condition could be materially adversely affected.

     The Company relies upon certain software that it licenses from third-parties, including software that is integrated with the Company's internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated such delays would materially adversely affect the Company's business, operating results and financial condition.


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

Item 2.         Properties

     The Company's principal administrative, sales, marketing and research and development facility is located in a building of approximately 46,000 square feet in San Jose, California. This facility is leased through February 2004. All Company functions except certain sales activities are performed at this facility. Input Software's European sales activities are conducted from leased facilities near Munich, Germany and London, England. Certain other sales activities are conducted from rented offices in various states in the U.S. The Company believes that its facilities are adequate for its current needs.

Item 3.         Legal Proceedings

                Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders

                Not applicable.



                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholders Matters

     The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 1998. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.


                        INPUT SOFTWARE, INC.
                 CONSOLIDATED FINANCIAL INFORMATION
           (unaudited - in thousands, except per share data)

                                                       Quarter Ended
                                         ------------------------------------------
1998                                     March 31,  June 30,   Sept. 30,  Dec. 31,
---------------------------------------- ---------  ---------  ---------  ---------
Net revenues from continuing operations    $3,387     $4,160     $4,599     $5,263
Gross profit                                2,962      3,769      4,198      4,732
Operating income (loss)                       (93)       164        356        405
Net income from continuing operations          35        219        354        431
Net income (loss) from
  discontinued operations                  (2,645)       --         --       1,294
Basic and Diluted EPS:
  For continuring operations                 0.01       0.04       0.07       0.09
  For discontinued operations               (0.42)       --         --        0.26
                                         ---------  ---------  ---------  ---------
  Net income (loss)                         (0.41)      0.04       0.07       0.35

Stock prices:
  High                                       6.63       7.38       8.38       8.13
  Low                                        4.50       5.13       5.50       5.13


1997
----------------------------------------
Net revenues from continuing operations    $2,519     $2,970     $3,158     $3,593
Gross profit                                2,348      2,790      2,918      3,303
Operating income (loss)                      (423)       (86)       144        274
Net income (loss) from continuing
  operations                                 (156)        86        168        296
Net income (loss) from
  discontinued operations                   1,211       (217)      (161)      (146)
Basic and Diluted EPS:
  For continuring operations                (0.02)      0.01       0.02       0.04
  For discontinued operations                0.16      (0.03)     (0.02)     (0.02)
                                         ---------  ---------  ---------  ---------
  Net income (loss)                          0.14      (0.02)       --        0.02

Stock prices:
  High                                       9.88       9.25       8.00       7.00
  Low                                        7.00       6.50       5.00       4.50


Common stock market price

     The Company's common stock is traded on The Nasdaq National Market under the symbol INPT. The Company's common stock began trading in September
1993. There were approximately 156 stockholders of record and 2,300 beneficial shareholders of record at February 28, 1999.

     To date, the Company has not declared or paid any cash dividends on its common stock. The Company does not anticipate paying dividends on its common stock in the foreseeable future and, under the current bank agreement, any such payment would require prior bank approval.

Item 6.        Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements.

                                              Year Ended December 31,
                                -------------------------------------------------
                                  1998      1997      1996      1995      1994
                                --------- --------- --------- --------- ---------
Consolidated Statements of
    Operations Data:
----------------------------
Net revenues                     $17,409   $12,240    $7,090    $3,384    $1,173
Gross profit                      15,661    11,359     6,768     3,315     1,132
Operating income (loss)              832       (91)   (2,304)   (1,037)     (131)
Net income (loss)                  1,039       394    (1,449)     (460)      248
Diluted income (loss)
   per share                       $0.18     $0.05    ($0.19)   ($0.06)    $0.03

For discontinued operations:
Net income (loss)                ($1,351)     $687      $286    $6,618    $4,568
Diluted income (loss) per share   ($0.24)    $0.10     $0.04     $0.87     $0.63

Net income (loss)                  ($312)   $1,081   ($1,163)   $6,158    $4,816
Diluted income (loss) per share   ($0.06)    $0.15    ($0.15)    $0.81     $0.66
Shares used in per share
   calculations                    5,657     7,285     7,548     7,586     7,316

Consolidated Balance
   Sheets Data:
----------------------------
Working capital                  $19,030   $16,981   $22,241   $15,515   $16,880
Total assets                      26,877    37,693    41,074    39,929    30,131
Stockholders' equity              21,357    33,923    39,018    39,331    29,697


Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

     The following table sets forth, for the periods indicated, certain financial data from the Company's consolidated statements of operations as a percentage of revenues.

                                               Year Ended December 31,
                                         --------------------------------
                                            1998       1997       1996
                                         ---------- ---------- ----------
Net revenues                                 100.0%     100.0%     100.0%
Cost of revenues                              10.0%       7.2%       4.5%
                                         ---------- ---------- ----------
    Gross profit                              90.0%      92.8%      95.5%
                                         ---------- ---------- ----------

Research and development                      24.2%      32.7%      48.2%
Sales and marketing                           45.2%      43.1%      58.0%
General and administrative                    15.8%      17.7%      21.8%
                                         ---------- ---------- ----------
    Operating income (loss)                    4.8%      -0.7%     -32.5%

Interest and other income                      3.9%       5.6%       3.6%
                                         ---------- ---------- ----------
    Income (loss) before income taxes          8.7%       4.9%     -28.9%
Provision (benefit) for income taxes           2.7%       1.7%      -8.5%
                                         ---------- ---------- ----------
    Net income (loss)                          6.0%       3.2%     -20.4%
                                         ========== ========== ==========


Revenues

     The Company's revenues increased by 42% in 1998 to $17.4 million from $12.2 million in 1997 and increased by 73% in 1997 from $7.1 million in 1996. The increase in revenue is due primarily to increased revenues from the InputAccel product line.

Gross Profit

     Gross profit increased by 38% to $15.7 million in 1998 from $11.4 million in 1997 while increasing 68% in 1997 from $6.8 million in 1996. Gross profit margin decreased to 90% in 1998 from 93% in 1997. The decrease in gross margin percent is largely due to the increased percentage of revenues derived from software maintenance and professional services, which have lower margins than revenues from product licensing. The Company expects revenues from maintenance and services to continue to increase as a percentage of overall revenues.

Sales and Marketing

     Sales and marketing expenses increased by 49% in 1998 to $7.9 million from $5.3 million in 1997 and by 28% in 1997 from $4.1 million in 1996. Sales and marketing expenses decreased as a percentage of revenue from 58% in 1996, to 43% in 1997 and increased to 45% in 1998.
The Company expects that sales and marketing expenses will increase in the future, in absolute terms, as the Company continues to expand sales and marketing programs.

Research and Development

     Research and development expenses increased by 5% in 1998 to $4.2 million from $4.0 million in 1997 and increased by 18% in 1997 from $3.4 million in 1996. Research and development expenses have decreased as a percentage of revenue from 48% in 1996 to 33% in 1997 and to 24% in 1998.

     Current staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources, to this area. As a result, research and development expenses are likely to increase during 1999 and beyond.

General and Administrative

     General and administrative expenses increased by 27% in 1998 to $2.8 million from $2.2 million in 1997 and by 40% in 1997 from $1.5 million in 1996. General and administrative expenses have decreased as a percentage of revenue from 22% in 1996 to 18% in 1997 and to 16% in 1998.

     The decreases, as a percent to sales, are primarily attributable to increased revenue levels. Certain general & administrative expenses have, to date, been absorbed by the recently sold display division. Accordingly, the Company expects general and administrative expenses to increase in succeeding future periods.

Divestiture

     The sale of the display division resulted in a net loss of $1.4 million, or 24 cents per share, in 1998. This charge includes a loss from display division operations in the first quarter of 1998, net of tax benefit, of $361,000, and an estimated loss of $990,000, net of tax
benefit, on the sale of the net assets of the display division.   As a
result of the sale, the Company owns a minority interest in Cornerstone Peripherals Technology, Inc., which is reflected as an `other asset' on the December 31, 1998 balance sheet.

Interest and Other Income

     Interest and other income decreased in 1998 to $675,000 from $688,000 in 1997 and increased in 1997 from $254,000 in 1996.

Provision (benefit) for Income Taxes

     The provision (benefit) for income taxes as a percentage of pretax income (loss) was 31%, 34% and (29)% for 1998, 1997 and 1996, respectively.

Liquidity and Capital Resources

     At December 31, 1998, the Company had cash and cash equivalents of $14.4 million, an increase of $2.2 million from December 31, 1997. At December
31, 1998, the working capital totaled $19.0 million, an increase of $2.0 million from December 31, 1997.

     Net cash provided by operating activities was $15.2 million in 1998 compared to $253,000 in 1997. The increase in net cash provided by operating activities from 1997 to 1998 was due primarily to conversion to cash of various assets from the discontinued display operation.

     Net cash used for investing activities, exclusively additions to property and equipment, was $821,000 in 1998 compared to $230,000 1997.

     On February 14, 1997, the Company's Board of Directors authorized the use of up to $5 million to repurchase the Company's common stock. This amount was increased to $15 million on Sept 17, 1997, further increased to $20 million on August 12, 1998, and further increased to $25 million on February 11, 1999. The repurchased stock is expected to be held by the Company and may be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. Since inception of the plan to December 31, 1998, 2.9 million shares have been repurchased for a total of $19.1 million. 1998 repurchases totaled $12.6 million.

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


Item 8.         Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and auditor's report are included in Item 8 and appear following Item 14:

                Report of Independent Accountants

                Consolidated Balance Sheets  -  At December 31, 1998 and
                1997

                Consolidated Statements of Operations - Years Ended December 31, 1998, 1997, and 1996

                Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998, 1997, and 1996

                Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997, and 1996

                Notes to Consolidated Financial Statements

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Diclosure.

                Not applicable.

                                    PART III

Item 10.        Directors and Officers of the Registrant.

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Key Employees" in
Part I of this Form 10-K Annual Report.

Item 11.        Executive Compensation.

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and
Management.

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions.

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                   PART IV

ITEM 14.    Exhibits, Financial Statements, Schedules, and Reports on Form
             8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.      Financial Statements

        Consolidated Balance Sheets as of December 31,
          1998 and 1997

        Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
          December 31, 1998

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

        Notes to Consolidated Financial Statements      -

        Report of PricewaterhouseCoopers, LLP
          Independent Accountants

2. Financial Data Schedule.     Form 10-K

        Schedule II     --      Valuation and Qualifying Accounts


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

Exhibit
Number    Description
--------- ---------------------------------------------------------
2.1++ Agreement and Plan of Reorganization April 15, 1994 among the Company, Pixel Translations, Inc., and Cornerstone Acquisition Corporation.
3.1+      Amended and Restated Certificate of Incorporation of the
          Company.
3.2+++    Bylaws of the Company
4.1+      Reference is made to Exhibits 3.1 and 3.2
4.2+ Form of Investor Rights Agreement dated August 27, 1993 by and among the Company and the investors identified herein.

4.3 xx    Rights Agreement dated September 9, 1997
10.1+ Form of Indemnity Agreement entered into between the Company and its directors and officer.
10.2+     Form of the Company's 1993 Stock Option/Stock Issuance Plan.

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

10.17+ Loan and Security Agreement, between the Company and LB Credit Corporation, dated as of October 21, 1992, as amended.

10.18* Product Support and Marketing Agreement between the Company and IBM, dated as of February 16, 1994.

21.1+     Subsidiaries of the Company.
23.1      Consent of PricewaterhouseCoopers, LLP
24.1      Power of Attorney (see page 24).
27        Financial Data Schedule



+ Incorporated by reference to an exhibit to the Company's Registration Statement of Form S-1 (Registration No. 33-66142), as amended.
++ Incorporated by reference to an exhibit to the Company's 8-K filed on July 6, 1994.
+++ Incorporated by reference to an exhibit to the Company's 8-K filed on September 24, 1997.
xx Incorporated by reference to an exhibit to the Company's Registration Statement on Form 8-A filed on September 10, 1997.
* Confidential Treatment has been granted for the deleted portions of this document.






                              SIGNATURES
                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.

                                        INPUT SOFTWARE, INC.

                                        By:     /s/ Kimra Hawley
                                                   Kimra Hawley
                                               President, Chief  Executive
                                               Officer and Director

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                          Title                     Date
--------------------------  -----------------------------------  -------------
/s/ Kimra Hawley            President, Chief Executive           March 30, 1999
--------------------------  Officer and Director
    Kimra Hawley            (Principal Executive Officer)


/s/ John Finegan            Chief Financial Officer,             March 30, 1999
--------------------------  (Principal Financial and Accounting
    John Finegan            Officer)


/s/ Thomas T. van Overbeek  Chairman of the Board                March 30, 1999
--------------------------  of Directors
    Thomas T. van Overbeek

/s/ Johannes Schmidt        Director                             March 30, 1999
--------------------------
    Johannes Schmidt

/s/ James E. Crawford III   Director                             March 30, 1999
--------------------------
    James E. Crawford III

/s/ Daniel D. Tompkins      Director                             March 30, 1999
--------------------------
    Daniel D. Tompkins

/s/ Bruce Silver            Director                             March 30, 1999
--------------------------
    Bruce Silver


                        INPUT SOFTWARE, INC.
                     CONSOLIDATED BALANCE SHEETS
                   (in thousands, except par value)

                                                              December 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------
                         ASSETS
Current assets:
  Cash and cash equivalents                              $14,447     $12,284
  Accounts receivable, net of allowance for doubtful
     accounts of $559 in 1998 and $409 in 1997             4,490       2,946
  Prepaid expenses and other current
    assets                                                   934         942
  Deferred income taxes                                    4,679       4,579
                                                       ----------  ----------
      Total current assets                                24,550      20,751

Property and equipment, net                                1,208       1,056
Deferred income taxes and other assets                       943         424
Net assets related to the discontinued Display Division      176      15,462
                                                       ----------  ----------
                                                         $26,877     $37,693
                                                       ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $652        $463
  Accrued compensation and related liabilities               969         463
  Deferred revenue                                         1,694         654
  Other accrued liabilities                                2,205       2,190
                                                       ----------  ----------
       Total current liabilities                           5,520       3,770
                                                       ----------  ----------

Common stock, $0.01 par value; authorized: 25,000
   shares; issued and outstanding: 4,808 shares
   and 6660 shares at December 31, 1998 and
   1997, respectively                                         48          67
Additional paid-in capital                                12,512      24,747
Retained earnings                                          8,797       9,109
                                                       ----------  ----------
     Stockholders' equity                                 21,357      33,923
                                                       ----------  ----------
                                                         $26,877     $37,693
                                                       ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements

                        INPUT SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share amounts)

                                                          Year Ended December 31,
                                                    --------------------------------
                                                       1998       1997       1996
                                                    ---------- ---------- ----------
Net revenues                                          $17,409    $12,240     $7,090
Cost of revenues                                        1,748        881        322
                                                    ---------- ---------- ----------
    Gross profit                                       15,661     11,359      6,768
                                                    ---------- ---------- ----------

Research and development                                4,212      4,016      3,413
Sales and marketing                                      7863       5270       4111
General and administrative                              2,754      2,164      1,548
                                                    ---------- ---------- ----------
    Operating income (loss)                               832        (91)    (2,304)

Interest and other income                                 675        688        254
                                                    ---------- ---------- ----------
    Income (loss) before income taxes                   1,507        597     (2,050)
Provision (benefit) for income taxes                      468        203       (601)
                                                    ---------- ---------- ----------
    Net income (loss) from continuing operations       $1,039       $394    ($1,449)

Discontinued operations:
    Net income (loss) from operations of
        Discontinued Display Division                   ($361)      $687       $286

Estimated net loss on the sale of Display Division      ($990)        $0         $0
                                                    ---------- ---------- ----------
Net income (loss) form discontinued operations        ($1,351)      $687       $286

Net income (loss)                                       ($312)    $1,081    ($1,163)
                                                    ========== ========== ==========

Basic and diluted EPS:
  For continuing operations                             $0.18      $0.05     ($0.19)
  For discontinued Display Division                    ($0.24)     $0.10      $0.04
  Net income (loss)                                    ($0.06)     $0.15     ($0.15)
                                                    ========== ========== ==========

Shares used in Basic EPS calculation                    5,657      7,248      7,548
Shares used in Diluted EPS calculation                  5,731      7,285      7,598
                                                    ========== ========== ==========

       The accompanying notes are an integral part of these consolidated financial statements

                        INPUT SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (in thousands)

                                                                   Unrealized
                                                                     Loss on                Total
                                     Common Stock      Additional  Marketable               Stock-
                                   ------------------   Paid-in    Securities,  Retained   holders'
                                    Shares    Amount    Capital        Net      Earnings    Equity
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1995           7,333       73       30,097         (30)     9,191     39,331
  Common stock issued under:
    Stock option plan                   127        2          171         --         --         173
    Employee Stock Purchase Plan         98        1          600         --         --         601
  Unrealized holding gain
    on marketable securities, net        --       --           --          30        --          30
  Tax benefit from disqualifying
    dispositions of common stock         --       --           46         --         --          46
  Net loss                               --       --           --         --      (1,163)    (1,163)
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1996           7,558       76       30,914         --       8,028     39,018
  Common stock issued under:
    Stock option plan                    53       --          116         --         --         116
    Employee Stock Purchase Plan         91        1          447         --         --         448
  Common stock repurchased           (1,007)     (10)      (6,447)                           (6,457)
  Common stock received for Pegasus     (35)      --         (332)        --         --        (332)
  Tax benefit from disqualifying
    dispositions of common stock         --       --           49         --         --          49
  Net income                             --       --       --             --       1,081      1,081
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1997           6,660      $67      $24,747       $ --      $9,109    $33,923
  Common stock issued under:
    Stock option plan                     2       --           12         --         --          12
    Employee Stock Purchase Plan         78        1          357         --         --         358
  Common stock repurchased           (1,932)     (20)     (12,604)                          (12,624)
  Net loss                               --       --           --         --        (312)      (312)
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1998          $4,808      $48      $12,512          $0     $8,797    $21,357
                                   ========= ======== ============ =========== ========== ==========

    The accompanying notes are an integral part of these consolidated financial statements

                        INPUT SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)

                                                     Year Ended December 31,
                                               --------------------------------
                                                  1998       1997       1996
                                               ---------- ---------- ----------
Cash flows from operating activities:
  Net income (loss)                                ($312)    $1,081    ($1,163)
  Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
     Depreciation and amortization                   669        383        259
     Discontinued operations                      15,286       (988)     7,366
     Deferred income taxes                           (28)      (353)      (389)
  (Increase) decrease in assets and
   liabilities:
     Accounts receivable                          (1,544)    (1,318)    (1,013)
     Other assets                                   (583)      (315)     1,581
     Accounts payable                                189        160        161
     Accrued compensation and related
      liabilities                                    506        171        218
     Accrued liabilities and deferred
      revenue                                      1,055      1,432      1,319
                                               ---------- ---------- ----------
         Net cash provided by (used
           in) operating activities               15,238        253      8,339
                                               ---------- ---------- ----------
Cash flows from investing activities:
  Purchase of marketable securities                 --         --       (4,595)
  Maturities of marketable securities               --         --       10,365
  Property and equipment additions                  (821)      (230)    (1,068)
                                               ---------- ---------- ----------
         Net cash provided by (used in)
           investing activities                     (821)      (230)     4,702
                                               ---------- ---------- ----------
Cash flows from financing activities:
  Common stock received from Pegasus sale           --         (332)      --
  Repurchase of common stock                     (12,624)    (6,457)      --
  Net proceeds from issuance of common stock         370        564        774
                                               ---------- ---------- ----------
         Net cash provided by (used
           in) financing activities              (12,254)    (6,225)       774
                                               ---------- ---------- ----------
Net increase (decrease) in cash and
   cash equivalents                                2,163     (6,202)    13,815
Cash and cash equivalents at beginning of year    12,284     18,486      4,671
                                               ---------- ---------- ----------
Cash and cash equivalents at end of year         $14,447    $12,284    $18,486
                                               ========== ========== ==========
Supplemental cash flow disclosures:
Cash paid during the year for taxes                ($997)    $1,203       $287
Tax benefit from disqualifying dispositions         --          $49        $46
Unrealized holding gain (loss) on marketable
   securities, net                               $   --     $   --         $30

    The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Business of the Company:

         Input Software, Inc. and subsidiaries (the "Company") develops, markets, and services information capture software that helps automate and manage the input of external information into an organization's internal computing systems. On September 8, 1998 the Company sold its display division to its management (see note 3). Accordingly, the operating results and net assets of the display division have been segregated from continuing operations and reported as separate line items on the statements of operations and balance sheets.

2.      Summary of Significant Accounting Policies:

        Principles of Consolidation:
        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Input Software GmbH, Input Software (UK) Ltd, and Cornerstone Technology International, Inc. All significant intercompany accounts and transactions have been eliminated.

Restatement and Reclassifications:
        The financial statements have been restated for the effects of the discontinued operations of the display division (see note 3). Certain reclassifications have been made to prior years financial statements to conform with the 1998 presentation.

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

        Certain Risks and Concentrations:
        The Company's products are concentrated in the data capture and document management industry which is highly competitive and rapidly
changing.   Significant technological changes in the industry, including changes in computing platforms, changes in customer requirements, the infringement of proprietary patent, or the emergence of a major direct competitor could affect operating results adversely. In addition, a significant portion of the Company's revenue derives from international sales. Fluctuations of the U.S. dollar against foreign currencies or local economic conditions could adversely affect operating results.

        Property and Equipment:
        Property and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives of three years.
Leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their useful lives or the related lease term.

        Revenue Recognition:

        Revenue is generated from four primary sources: licensing of product, royalties, software maintenance, and professional services. Product licensing and royalty revenue is recognized upon shipment if a signed agreement exists, the fee is fixed and determinable, collection of invoice amounts are probable, and product returns are reasonably estimable. Maintenance revenue for ongoing customer support and product updates is recognized ratably over the period of the maintenance contract. Payments for such are generally made in advance and are non-refundable. Professional service revenue is recognized as services are provided.

        Advertising:
        The Company expenses the costs of advertising as the expenses are incurred. The costs of advertising consist primarily of magazine advertisements, brochures, other direct production costs. Costs associated with trade shows are charged to expense upon completion of the trade show. The advertising and related promotional expense for the years ended December 31, 1998, 1997, and 1996 was $722,000, $634,000,
and $479,000 respectively.

        Income Taxes:
        Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        Computation of Net Income (Loss) Per Common Share:
        The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earning Per Share (SFAS 128), which requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and convertible securities for all periods.

        In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                          Year Ended December 31,
                                                    --------------------------------
                                                       1998       1997       1996
                                                    ---------- ---------- ----------
Net income (loss)                                       ($312)    $1,081    ($1,163)
  (numerator)

Shares used in basic EPS calculations
  (denominator)                                         5,657      7,248      7,548

Dilutive effect of stock options                          --          37        --

Shares used in diluted EPS calculations                 5,657      7,285      7,548

Basic EPS                                              ($0.06)     $0.15     ($0.15)

Diluted EPS                                            ($0.06)     $0.15     ($0.15)

        Concentration of Credit Risk:
        The Company sells its products primarily in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses which have been within
management's expectations.    Substantially all cash and cash
equivalents are held by one bank.

        Concentration of Credit Risk:
        In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end. Gains and losses resulting from foreign exchange transactions are included in results of operations.

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

     As of January 1, 1998 the Company has adopted the provisions of Statement of Position 97-2, ("SOP 97-2"), "Software Revenue Recognition, as amended by SOP 98-4 "Deferral of Effective Date of Certain Provisions of SOP 97-2". This statement establishes requirements for revenue recognition for software companies. Under SOP 97-2, the Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, service, and maintenance), revenue must be allocated to each component of the contract based on evidence of its fair value. Revenue allocated to undelivered products is recognized when the criteria for product and license revenue set forth above are met. Revenue allocated to maintenance fees for ongoing customer support and updates is recognized ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue related to other services is recognized as the related services are performed. Royalty revenues that are contingent upon sale to an end-user by OEMs are recognized upon receipt of a report of sale by the Company for the OEM.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP applies to all nongovernmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of this statement will have a material impact.

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

3.      Discontinued Operations

        On September 8, 1998 the Company sold its display division to its current management team. The business now operates as a private company named Cornerstone Peripherals Technology, Inc. ("CPT") Under the terms of the sale the Company sold certain assets and transferred certain liabilities associated with the display division. The Company retained certain assets, primarily accounts receivable and some inventory, which were substantially converted to cash by December 31, 1998. The Company holds a minority equity interest in CPT. Accordingly, the operating results and net assets of the display division have been segregated from continuing operations and reported separately on the financial statements (see note 6).

4.   Balance Sheet Components (in thousands):



        Property and equipment:           1998      1997
                                        --------- ---------
     Office equipment and machinery       $1,832    $1,541
     Software                                188        70
     Leasehold improvements                  444     1,710
                                        --------- ---------
                                           2,464     3,321
     Less accumulated depreciation
        and amortization                  (1,256)   (2,265)
                                        --------- ---------
                                          $1,208    $1,056
                                        ========= =========

        Depreciation expense was approximately $669,000, $383,000, and $259,000 in 1998, 1997, and 1996 respectively

5.      Commitments and Contingency:

        Commitments

        The Company has entered into various operating leases for their facilities and sales offices. Future rental commitments under these operating leases are as follows (in thousands):

Year ended December 31,

     1999                                 $1,103
     2000                                    988
     2001                                  1,028
     2002                                  1,069
     2003                                  1,112
     Subsequent years                        192
                                        ---------
      Total                               $5,492
                                        =========

        Rent expense was approximately $409,000, $204,000, and $209,000 in 1998, 1997, and 1996, respectively.


6.  Financial Information for the Display Division


Operating results of the discontinued display division are as follows:

                                     Year Ended December 31,
                               -------------------------------
                                 1998       1997       1996
                               ---------  ---------  ---------
Revenue                         $16,510    $79,614    $89,757
Net income (loss)                  (361)       687        286


Assets and liabilities:
                                 1998       1997
                               ---------  ---------
Accounts receivable                  --    $12,941
Inventory                            --    $10,933
Equipment                            --     $1,460
Other Assets                     $1,138       $195
                               ---------  ---------
Total assets                     $1,138    $25,529

Accounts payable                     --     $6,146
Accrued Warranty                     --     $1,931
Deferred revenue                     --       $360
Accrued Liabilities                $962     $1,630
                               ---------  ---------
Total liabilities                  $962    $10,067

Net Assets                         $176    $15,462
                               =========  =========


7.      Stockholders' Equity:

        Preferred Stock: The Board of Directors is authorized to determine the price, rights, preferences, privileges and restrictions (including voting rights) of preferred stock without any further vote or action by the stockholders. The Board is also authorized to increase or decrease the number of shares of any series. At December 31, 1998, there were 2,000,000 shares of $.01 par value preferred stock authorized. No preferred shares were issued and outstanding at December 31, 1998, 1997, or 1996.

        Employee-Stock Purchase Plan: The Board of Directors has reserved 330,000 shares of common stock for issuance under the 1993 Employee
Stock Purchase Plan and 100,000 shares for issuance under the 1998 Employee Stock Purchase Plan . Employees may elect to have the Company withhold up to 10% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of the stock on the first day of a two-year offering or the last day of a six-month purchase period, whichever is lower. The number of shares employees may purchase is subject to certain limitations.

        Stock-Option Plan: The Company has established the 1993 Stock Option/Stock Issuance Plan. As amended, the Plan authorizes the issuance of up to 2,674,852 shares of common stock over the term of the Plan, pursuant to the grant of incentive stock and non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors.

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

      Activity during the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands except the per share amounts):

                                                      Options Outstanding
                                       -------------------------------------------
                             Shares                                       Weighted-
                            Available  Number                             average
                              for        of                               Exercise
                             Grant     Shares    Price Per Share Amount    Price
                            --------   ------- ---------------- --------- --------
Balance, December 31, 1995       24     1,278   $0.40 - $25.25    16,591    12.99

   Plan Amendment               500
   Options granted           (1,396)    1,396   $5.50 - $18.00    12,300     8.81
   Options canceled             978      (978)  $1.60 - $25.20   (14,476)   14.80
   Options exercised                     (127)  $0.40 -  $8.63      (173)    1.37
   Options expired              174      (174)  $1.60 - $20.25    (2,642)   15.14
                            --------   -------                  ---------
Balance, December 31, 1996      280     1,395   $0.40 - $18.50    11,600     8.32

   Plan Amendment               400
   Options granted           (1,068)    1,068   $4.63 -  $9.25     7,325     6.86
   Options canceled             427      (427)  $5.60 - $15.25    (3,554)    8.31
   Options exercised                      (53)  $0.40 -  $8.63      (115)    2.18
   Options expired               88       (88)  $3.00 - $15.25      (759)    8.66
                            --------   -------                  ---------
Balance, December 31, 1997      127     1,895   $0.40 - $16.25   $14,497     7.65

   Plan Amendment               200
   Options granted             (523)      523   $4.69 -  $7.75     3,471     6.64
   Options canceled             540      (540)  $1.60 - $15.25    (4,096)    7.59
   Options exercised                       (2)  $1.39 -  $5.94       (12)    5.42
                            --------   -------                  ---------
Balance, December 31, 1998      344     1,876   $1.39 - $15.75   $13,860     7.39
                            ========   =======                  =========

        During 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). This standard, which establishes a fair value-based method for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees, with disclosures of pro-forma net income and earnings per share under the new method. The Company continues to follow the requirements of APB Opinion No. 25, with disclosure of pro-forma information concerning its stock option and employee stock purchase plans in accordance with SFAS No. 123 .

        The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                          Options Oustanding             Options Exercisable
                  ----------------------------------  -----------------------
                               Weighted
                    Number      Average    Weighted      Number     Weighted
                  Outstanding  Remaining   Average    Exercisable   Average
    Range of         as of    Contractual  Exercise      as of      Exercise
 Exercise Prices   12/31/98   Life (Years)  Price       12/31/98     Price
----------------  ----------- ----------- ----------  ------------ ----------
                    (000s)                               (000s)
 $1.39 -  $5.00          309         8.8      $4.97           108      $4.91
 $5.06 -  $6.00          171         8.5       5.66            34       5.65
 $6.13 -  $7.00          176         9.4       6.59             9       6.80
 $7.06 -  $8.00          474         8.8       7.55            94       7.84
 $8.25 -  $9.50          711         7.5       8.61           449       8.61
$13.50 - $15.75           35         5.5      14.14            27      14.11
                  -----------                         ------------
                       1,876         8.3      $7.39           721      $8.01
                  ===========                         ============

        Fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996:


                                             1998       1997         1996
                                           ---------  ---------  ---------
   Risk-free interest rates                    5.17%      6.12%      6.15%
   Expected life                           3.5 years  3.8 years  3.6 years
   Volatility                                    66%        66%        66%
   Dividend yield                              --         --         --


      The weighted average fair value of those options granted in 1998, 1997, 1996 was $3.36, $3.53 and $2.80, respectively. The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Sto Plan, under the Black-Scholes valustion model using the following assumptions 1997, and 1996:


                                             1998       1997       1996
                                           ---------  ---------  ---------
   Risk-free interest rates                    5.17%      5.32%      5.46%
   Expected life                            0.50 years 0.50 years 0.50 years
   Volatility                                    66%        66%        66%
   Dividend yield                              --         --         --

      The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 was $2.51, $6.11 and $2.58, respectively.

      The following pro forma income information has been prepared following the provisions of SFAS No. 123 (in thousands except per share data):
                                             1998       1997       1996
                                           ---------  ---------  ---------
   Net income (loss)- proforma              ($1,864)   ($1,238)   ($4,036)
   Basic EPS - proforma                      ($0.33)    ($0.17)    ($0.53)
   Diluted EPS - proforma                    ($0.33)    ($0.17)    ($0.53)

      The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

8.      Significant Customers and Export Revenues:

     The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information, " effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and introduces requirements for interim reporting of segment information.

     The Company has determined that it has a single reportable segment consisting of the development, marketing and servicing of information capture software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices in United Kingdom and Germany, responsible for the sales activities to foreign customers, invoiced by the Company's headquarters in the United States. The foreign subsidiaries do not carry any significant long-live assets, and income and assets of the Company's foreign subsidiaries were not significant. Revenue from external customers by geographic area for each of the three fiscal periods:

                                   1998       1997       1996
                               ---------  ---------  ---------
US                              $12,866     $9,768     $6,077
   % of total                      74%      80%      86%
International                     4,543      2,472      1,013
   % of total                      26%      20%      14%

        For the years ended December 31 1998, 1997, and 1996 no customer accounted for more than 10% of the Company's revenues.


9.   Divestitures:

On February 4, 1997, the Company entered into an agreement to sell its ownership interest in the Pegasus product line. Under the terms of the agreement the Company received 35,000 shares of the Input Software's common stock and a note receivable totaling approximately $200,000. The impact of this transaction on the financial position of the Company was not significant.


10.     Income Taxes:

     Income tax expense(benefit) consists of (in thousands):

                                     1998      1997      1996
                                   --------- --------- ---------
Current:
  Federal                               --       $444     ($247)
  State and local                         2       414       --
  Foreign                               --         47       152
                                   --------- --------- ---------
                                         $2      $905      ($95)
                                   --------- --------- ---------
Deferred:
  Federal                              $160     ($193)    ($185)
  State and local                        58      (143)     (204)
                                   --------- --------- ---------
                                       $218     ($336)    ($389)
                                   --------- --------- ---------
Total:
  Federal                              $160      $251     ($432)
  State and local                        60       271      (204)
  Foreign                               --         47       152
                                   --------- --------- ---------
                                       $220      $569     ($484)
                                   ========= ========= =========

      The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                     1998      1997      1996
                                   --------- --------- ---------
Statutory federal income tax rate      34.0%     34.0%    -34.0%
State taxes                             5.7%      5.8%     -6.1%
Foreign taxes                           --        --        9.2%
Research and development credits       -3.7%      --        --
Foreign sales corporation               --        --        --
Tax exempt interest                     --       -1.0%     -2.2%
Change in valuation allowance           --        --        --
Other, net                             -4.9%     -4.2%      3.7%
                                   --------- --------- ---------
                                       31.1%     34.6%    -29.4%
                                   ========= ========= =========

       The components of the deferred tax asset (in thousands):

                                               1998      1997
                                             --------- ---------
Deferred tax assets:
  Provision for doubtful accounts                $223      $362
  Inventory reserves                              --      1,144
  State taxes                                     --        104
  Accrued liabilities                             483     1,354
  Depreciation and basis differences              949       950
  Net operating loss carryforwards              2,344       --
  Research & development tax
   credit carryforwards                           770     1,073
                                             --------- ---------
       Total deferred tax asset                $4,769    $4,987
                                             ========= =========

     At December 31, 1998, the Company had $653,521 of research and development tax credits available to offset future U.S. federal income tax. These carryforwards expire in 2013. For California franchise tax purposes, the Company has research and development credit carryforwards for $384,232.

11.     Employee Benefit Plan

        The Company provides a 401(K) Plan to its employees providing tax deferred salary deductions for eligible employees. Participants may make voluntary contributions between 1% and 20% of their compensation subject to certain annual maximums. The Company matches 50% of employee contributions with a maximum of $1,000 per employee. The Plan provides for additional Company contributions at its discretion. Total contributions made by the Company were $157,000, $168,000, and $156,000 during 1998, 1997, and 1996, respectively.


12.       Stock Repurchases

        Since February 1997 through February, 1999, the Company's Board of Directors has authorized the use of up to $25 million to repurchase the Company's common stock. Through December 31, 1998 the Company has repurchased 2.9 million shares for a total of $19.1 million. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and will continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases.

                REPORT OF INDEPENDENT ACCOUNTANTS

 To the Board of Directors and Stockholders of Input Software Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) present fairly, in all material respects, the financial position of Input Software Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, Calfornia

February 11, 1999

                        INPUT SOFTWARE, INC.

      SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS
                             (in thousands)

                                          Additions
                              Balance at  Charged to               Balance
                              beginning   costs and                 at end
Description                    of year     expenses   Write-Offs   of year
----------------------------  ----------  ----------  ----------  ----------
Year ended December 31, 1998
   Allowance for bad debt          $409        $207        ($57)       $559

Year ended December 31, 1997
   Allowance for bad debt          $175        $249        ($15)       $409


Year ended December 31, 1996
   Allowance for bad debt           $50        $135        ($10)       $175