Form 10-Q
period 1999-03-31
INPUT SOFTWARE INC
filed 1999-05-12
CIK 909276

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to_______

                            Commission File No. 0-22292

                           INPUT SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

    A Delaware Corporation                                77-0104275
    ----------------------                                ----------
(State or other jurisdiction of                       (I. R. S. Employer
incorporation or organization)                        Identification No.)

                 1299 Parkmoor Ave., San Jose, California  95126
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (408) 325-3800

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 1999: 4,619,227

Part 1.  Financial Information
Item 1.   Financial Statements

                            INPUT SOFTWARE, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                 March 31,    December 31,
                                                 1999         1998
                                                 -----------  -----------
                                                 (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................    $12,630      $14,447
  Accounts receivable...........................      4,767        4,490
  Deferred income taxes and
     other current assets.......................      5,584        5,613
                                                 -----------  -----------
    Total current assets........................     22,981       24,550

Property and equipment, net.....................      1,289        1,208
Other assets....................................        984          943
Net assets related to the
     discontinued display division..............       (206)         176
                                                 -----------  -----------
                                                    $25,048      $26,877
                                                 ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $284         $652
  Deferred revenue..............................      1,777        1,694
  Accrued liabilities...........................      2,667        3,174
                                                 -----------  -----------
    Total current liabilities...................      4,728        5,520
                                                 -----------  -----------

Stockholders' equity:
  Common stock..................................         46           48
  Paid in capital...............................     11,350       12,512
  Retained earnings.............................      8,924        8,797
                                                 -----------  -----------
    Stockholders' equity........................     20,320       21,357
                                                 -----------  -----------
                                                    $25,048      $26,877
                                                 ===========  ===========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                       INPUT SOFTWARE, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Three Months Ended
                                         March 31,
                                   -------------------
                                   1999      1998
                                   --------- ---------
Net revenues from continuing
  operations......................   $5,260    $3,387
Cost of revenues..................      714       425
                                   --------- ---------
Gross profit                          4,546     2,962

Sales and marketing...............    2,450     1,476
Research and development..........    1,229     1,072
General and administrative........      853       507
                                   --------- ---------
  Operating income (loss).........       14       (93)

Interest and other income.........      175       143
                                   --------- ---------
  Income before provision
     for income taxes.............      189        50
                                 0
Provision for income taxes........       62        15
                                   --------- ---------
  Net income from continuing
     operations........                 127        35

Discontinued operations:
Net Income (loss) from operations
  of Discontinued Display
  Division........................      --       (361)

Estimated net loss on sale of
  Display Division................      --     (2,284)
                                   --------- ---------
  Net income (loss) from
    discontinued operations.......      --     (2,645)
                                   --------- ---------
  Net income (loss)...............     $127   ($2,610)
                                   ========= =========
Basic and diluted EPS:
  Income (loss) from
     continuing operations........    $0.03     $0.01
  Income (loss) from
     discontinued operations......     0.00     (0.42)
                                   --------- ---------
  Net income (loss)...............    $0.03    ($0.41)
                                   ========= =========

Shares used in EPS calculations:
   Basic .........................    4,710     6,375
   Diluted........................    4,723     6,394
                                   ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                        INPUT SOFTWARE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                            Three Months Ended
                                                                 March 31,
                                                          -------------------
                                                          1999      1998
                                                          --------- ---------
Cash flows from operating activities:
 Net income (loss)......................................      $127   ($2,610)
 Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization........................       118       230
   Discontinued operations                                     382     4,749
 (Increase) decrease in assets and liabilities:
    Accounts receivable.................................      (277)      178
    Deferred income taxes and other assets..............       (12)       22
    Accounts payable....................................      (368)      (89)
    Accrued liabilities and deferred revenue............      (424)     (214)
                                                          --------- ---------
    Net cash provided by (used in) operating activities..     (454)    2,266
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................      (199)      (74)
                                                          --------- ---------
    Net cash used in investing activities...............      (199)      (74)
                                                          --------- ---------
Cash flows from financing activities:
 Repurchase of common stock.............................    (1,164)   (2,338)
                                                          --------- ---------
    Net cash used in financing activities...............    (1,164)   (2,338)
                                                          --------- ---------
Net decrease in cash and cash equivalents...............    (1,817)     (146)

Cash and cash equivalents at beginning of period........    14,447    12,284
                                                          --------- ---------
Cash and cash equivalents at end of period..............   $12,630   $12,138
                                                          ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                            INPUT SOFTWARE, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Interim Unaudited Financial Information:

        The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 balance sheet data was derived from audited financial statements contained in the Company's 1998 Annual Report on Form 10-k but does not include all disclosures required by generally accepted accounting principles. On September 8, 1998 the Company sold its display division. Accordingly, the operating results of the display division for 1998 have been segregated from continuing operations and reported separately on the statements of income. The unaudited financial statements for the three month periods ended March 31, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

        Recent Pronouncements:

        As of January 1, 1998 the Company has adopted the provisions of Statement of Position 97-2, ("SOP 97-2"), "Software Revenue Recognition." This statement establishes requirements for revenue recognition for software companies. Under SOP 97-2, the Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, service, and maintenance), revenue must be allocated to each component of the contract based on evidence of its fair value. Revenue allocated to undelivered products is recognized when the criteria for product and license revenue set forth above are met. Revenue allocated to maintenance fees for ongoing customer support and updates is recognized ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue related to other services is recognized as the related services are performed. Royalty revenues that are contingent upon sale to an end user by OEMs are recognized upon receipt of a report of sale by the Company for the OEM.

In March 1998, The AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. The adoption of SOP 97-2, as amended by SOP 98-4, in the first quarter of 1998 did not have a material effect on the Company's revenue recognition practices. The Company has evaluated the amendments expected to be issued under SOP 98-4 and does not expect their adoption will have a material effect on its revenue recognition practices.

In December 1998, the AICPA issued Statement of Position No. 98-9
("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which clarifies guidance regarding VSOE and multiple element arrangements. SOP 98-9 amends SOP 98-4 to extend the deferral of guidance in SOP 97-2 as it relates to these matters through fiscal years beginning after March 15, 1999.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP applies to all nongovernmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact, if any, of the adoption of this statement on the financial statements of the Company.

        In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the fiscal year 2000.


2.      DISCONTINUED OPERATIONS:

        On September 8, 1998, the Company sold its display division to the current management team. This business now operates as a private company named Cornerstone Peripherals Technology, Inc. Under the terms of the sale the Company sold certain assets and transferred certain liabilities associated with the display division. The Company retained certain assets, primarily accounts receivable and certain inventory, which were
substantially converted to cash by December 31, 1998.   The Company holds a
minority equity interest in Cornerstone Peripherals Technology, Inc.


3.      INCOME TAXES:

        The Company's provision for income taxes reflect the Company's estimated 1998 annualized effective tax rate of 33%.


4.      STOCK REPURCHASE:

        Since February 1997 through February 1999, the Company's Board of Directors has authorized the use of up to $25 million to repurchase the Company's common stock. During the three months ended March 31, 1999 the Company repurchased 189,000 shares for a total of $1.2 million. Since inception of the program a total of 3.1 million shares have been repurchased for a total of $20.2 million. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and will continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases.


------------------------------------------------------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Quarterly Report on Form 10-Q may contain forward-looking statement that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed below and in the section captioned RISK
FACTORS in the Company's most recent Annual Report on Form 10-K.


RESULTS OF OPERATIONS:

        Input Software, Inc. (the "Company")  develops, markets, and services
information capture software.   The Company's information capture software
helps automate and manage the input of external information into an organization's internal computing systems. Customers use information capture software in two ways--transaction applications where documents such as order forms, claims forms, or loan applications are the basis of a business transaction and content loading applications where external documents are captured and uploaded to web sites, CDs, or application servers for subsequent search and retrieval.

        InputAccel, which began shipping in November 1995, is the Company's
flagship product line.   With  InputAccel, the Company has established
itself as an open systems information capture "platform" provider.

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


Net Revenues

       The Company's revenues increased 55% in the first quarter of 1999 to $5.3 million from $3.4 million in the first quarter of 1998. The increase in revenue growth from 1999 compared to 1998 is due primarily to increased customer base as well as add on revenues from our InputAccel product line and stronger than expected royalties stream from our Tools product line.


Gross Profit

        Gross profit increased 53% for the first quarter of 1999 to $4.5 million from $3.0 million for the first quarter of 1998. The differences from 1999 compared to 1998 are due to revenue increases. Gross margin was 86% and 87% respectively.


Sales and marketing

        Sales and marketing expenses increased 66% to $2.5 million in the first quarter of 1999 from $1.5 million in the first quarter of 1998. The Company expects that sales and marketing expenses will increase in the future, in absolute terms, as the Company continues to expand sales and marketing programs.


Research and Development

        Research and development expenses increased 15% to $1.2 million in the first quarter of 1999 from $1.1 million in the first quarter of 1998.
Current staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area. As a result, quarterly research and development expenses are likely to increase during the remainder of 1999 and beyond.


General and administrative

        General and administrative expenses in the first quarter of 1999 increased by 68% to $853,000 from $507,000 in the first quarter of 1998. The recently sold display division has in the past absorbed certain general and administrative expenses. Accordingly, the Company expects general and administrative expenses to increase in succeeding future periods.


Divestiture

        The sale of the display division resulted in a net loss of $1.4 million, or 24 cents per share, in 1998. This charge includes a loss from display division operations in the first quarter of 1998, net of tax benefit, of $361,000, and an estimated loss of $990,000, net of tax benefit, on the sale of the net assets of the display division. As a result of the sale, the Company owns a minority interest in Cornerstone Peripherals Technology, Inc., which is reflected as an 'other asset' on the December 31, 1998 balance sheet.


Provision for Income Taxes

        The provision for federal and state income taxes as a percentage of pretax income from operations was 33% and 30% for the first quarter of 1999 and 1998, respectively.

Liquidity and Capital Resources

        At March 31, 1999, the Company had cash and cash equivalents of $12.6 million, compared to $14.4 million at December 31, 1998.

        Net cash used by operating activities was $454,000 in the first three months of 1998 compared to net cash provided by operating activities of $2.3 million in the first three months of 1998.

        Net cash used in investing activities, exclusively additions to property and equipment, was $199,000 for the first three months of 1999, compared to $74,000 in the first three months of 1998.

        On February 14, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock. This amount was increased to $15.0 million on Sept 17, 1997 and further increased to $20 million on August 12, 1998 and further increased to $25 million on February 11, 1999. The repurchased stock is expected to be held by the Company and may be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions.
The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. During the three month period ended March 31, 1999, the Company repurchased 189,000 shares at an average cost per share of $6.15.

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

Limited Software Operating History; History of Losses; Future Operating Results Uncertain

The Company has operated its Software Division since June 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. For the past several years, the Company has been investing in its software business and as a result, on a stand-alone basis, the Software Division has not achieved operating profitability and has incurred operating losses in each quarter from inception through the quarter ending June 30, 1997. As of March 31, 1999, the Company's software operations had cumulative pre-tax operating losses of approximately $2.7 million. The Company's operating losses have been due in part to the commitment of significant resources to the Company's research and development and sales and marketing departments. The Company expects to continue to devote substantial resources to these areas and as a result will need to achieve significant quarterly revenues to achieve profitability. In particular, the Company intends to continue to hire additional sales and research and development personnel in 1999 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's software related revenues generally have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.


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

Year 2000 Readiness Disclosure

The following information constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act:

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


Euro

On January 1, 1999, the "euro" was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the euro. The conversion to the euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result we have the flexibility to transact business with vendors and customers in either euro or traditional national currency units. For those countries where bank accounts were not automatically translated into dual currency bank accounts, we maintain separate euro accounts.


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

\                                                INPUT SOFTWARE, INC.
                                                 ------------------------------
                                                 Registrant


Date: May 11,1998                                /s/ John Finegan
                                                 ------------------------------
                                                 John Finegan
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)



                               EXHIBIT INDEX


Exhibit          Description
---------       ------------------------------------------------------------

11.1            Statement of Computation of Earnings per Share

27              Financial Data Schedule