Form 10-Q
period 1999-06-30
INPUT SOFTWARE INC
filed 1999-08-16
CIK 909276

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 For the Quarterly Period Ended June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securitie Exchange Act of 1934 For the transition period from _______to_____

                            Commission File No. 0-22292

                           INPUT SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

    A Delaware Corporation                                77-0104275
    ----------------------                                ----------
(State or other jurisdiction of                       (I. R. S. Employe
incorporation or organization)                        Identification No

                 1299 Parkmoor Ave., San Jose, California  95126
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (408) 325-3800

                            (no change)
         --------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 19 the preceding 12 months (or for such shorter period that the registrant required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class Common Stock, as of June 30, 1999: 4,383,086

Part 1.  Financial Information
Item 1.   Financial Statements

                            INPUT SOFTWARE, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                 June 30,     December
                                                 1999         1998
                                                 -----------  ---------
                                                 (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................    $11,664      $14,44
  Accounts receivable...........................      4,563        4,49
  Deferred income taxes and
     other current assets.......................      5,554        5,61
                                                 -----------  ---------
    Total current assets........................     21,781       24,55

Property and equipment, net.....................      1,325        1,20
Other assets....................................        984          94
Net assets related to the
     discontinued display division..............        (70)         17
                                                 -----------  ---------
                                                    $24,020      $26,87
                                                 ===========  =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $374         $65
  Deferred revenue..............................      1,985        1,69
  Accrued liabilities...........................      2,568        3,17
                                                 -----------  ---------
    Total current liabilities...................      4,927        5,52
                                                 -----------  ---------

Stockholders' equity:
  Common stock..................................         43           4
  Paid in capital...............................      9,941       12,51
  Retained earnings.............................      9,109        8,79
                                                 -----------  ---------
    Stockholders' equity........................     19,093       21,35
                                                 -----------  ---------
                                                    $24,020      $26,87
                                                 ===========  =========

       The accompanying notes are an integral part of these consolidate condensed financial statements

                       INPUT SOFTWARE, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Three Months Ended  Six Months Ende
                                           June 30,            June 30,
                                   ------------------- ----------------
                                   1999      1998      1999      1998
                                   --------- --------- --------- ------

Net revenues .....................   $5,856    $4,160   $11,116    $7,5
Cost of revenues..................      850       391     1,564       8
                                   --------- --------- --------- ------
Gross profit                          5,006     3,769     9,552     6,7

Sales and marketing...............    2,802     1,930     5,252     3,4
Research and development..........    1,288     1,047     2,517     2,1
General and administrative........      759       628     1,612     1,1
                                   --------- --------- --------- ------
  Operating income ...............      157       164       171

Interest and other income.........      124       149       299       2
                                   --------- --------- --------- ------
  Income before provision
     for income taxes.............      281       313       470       3
                                 0
Provision for income taxes........       96        94       158       1
                                   --------- --------- --------- ------
  Net income from continuing
     operations........                 185       219       312       2

Discontinued operations:
Net loss from operations
  of Discontinued Display
  Division........................      --        --        --       (3

Estimated net loss on sale of
  Display Division................      --        --        --     (2,2
                                   --------- --------- --------- ------
  Net income (loss) from
    discontinued operations.......      --          0       --     (2,6
                                   --------- --------- --------- ------
  Net income (loss)...............     $185      $219      $312   ($2,3
                                   ========= ========= ========= ======
Basic and diluted EPS:
  For continuing operations........   $0.04     $0.04     $0.07     $0.
  For discontinued operations......    0.00      0.00      0.00     (0.
                                   --------- --------- --------- ------
  Net income (loss)...............    $0.04     $0.04     $0.07    ($0.
                                   ========= ========= ========= ======

Shares used in EPS calculations:
   Basic .........................    4,475     5,953     4,592     6,1
   Diluted........................    4,484     6,036     4,602     6,2
                                   ========= ========= ========= ======

       The accompanying notes are an integral part of these consolidate condensed financial statements

                        INPUT SOFTWARE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                            Six Months
                                                                 June 3
                                                          -------------
                                                          1999      199
                                                          --------- ---
Cash flows from continuing operations:
 Net income (loss)......................................      $312   ($
 Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization........................       257
   Discontinued operations                                     246    1
 (Increase) decrease in assets and liabilities:
    Accounts receivable.................................       (73)
    Deferred income taxes and other assets..............        18
    Accounts payable....................................      (278)
    Accrued liabilities and deferred revenue............      (315)
                                                          --------- ---
    Net cash provided by operating activities...........       167
                                                          --------- ---
Cash flows from investing activities:
 Property and equipment additions.......................      (374)
                                                          --------- ---
    Net cash used in investing activities...............      (374)
                                                          --------- ---
Cash flows from financing activities:
 Repurchase of common stock.............................    (2,763)   (
 Net proceeds from issuance of common stock.............       187
                                                          --------- ---
    Net cash used in financing activities...............    (2,576)   (
                                                          --------- ---
Net increase (decrease) in cash and cash equivalents....    (2,783)

Cash and cash equivalents at beginning of period........    14,447    1
                                                          --------- ---
Cash and cash equivalents at end of period..............   $11,664   $1
                                                          ========= ===

       The accompanying notes are an integral part of these consolidate condensed financial statements

                            INPUT SOFTWARE, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Interim Unaudited Financial Information:

        The accompanying interim unaudited consolidated condensed finan statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 balance sheet data was derived from audited financial statements contained in the Company's 1998 Annual Report on Form 10-k but does not include all disclosures required by generally accepted accounting principles. On September 8, 1998 the Company sold its display division. Accordingly, the operating results of the display division for 1998 have been segregated from continuing operations and reported separately on the statements of income. The unaudited financial statements for the six month periods ended June 30, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

        Recent Pronouncements:

        As of January 1, 1998 the Company has adopted the provisions of Statement of Position 97-2, ("SOP 97-2"), "Software Revenue Recognition." This statement establishes requirements for revenue recognition for software companies. Under SOP 97-2, the Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, service, and maintenance), revenue must be allocated to each component of the contract based on evidence of its fair value. Revenue allocated to undelivered products i recognized when the criteria for product and license revenue set forth above are met. Revenue allocated to maintenance fees for ongoing customer support and updates is recognized ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue related to other services is recognized as the related services are performed. Royalty revenues that are contingent upon sale to an end user by OEMs are recognized upon receipt of a report of sale by the Company for the OEM.

In March 1998, The AICPA issued Statement of Position No. 98-4
("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangement when undelivered elements exist. The adoption of SOP 97-2, as amended b SOP 98-4, in the first quarter of 1998 did not have a material effect o the Company's revenue recognition practices. The Company has evaluated the amendments expected to be issued under SOP 98-4 and does not expect their adoption will have a material effect on its revenue recognition practices.

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

In April 1998, the American Institute of Certified Public
Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained fo Internal Use." This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP applies to all nongovernmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact, if any, of the adoption of this statement on the financial statements of the Company.

        In June of 1998, the Financial Accounting Standards Board issue Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the fiscal year 2000.


2.      DISCONTINUED OPERATIONS:

        On September 8, 1998, the Company sold its display division to current management team. This business now operates as a private company named Cornerstone Peripherals Technology, Inc. Under the terms of the sale the Company sold certain assets and transferred certain liabilities associated with the display division. The Company retained certain assets, primarily accounts receivable and certain inventory, which were substantially converted to cash by December 31, 1998. The Company holds a minority equity interest in Cornerstone Peripherals Technology, Inc.


3.      INCOME TAXES:

        The Company's provision for income taxes reflect the Company's estimated 1999 annualized effective tax rate of 34%.


4.      STOCK REPURCHASE:

        Since February 1997 through February 1999, the Company's Board Directors has authorized the use of up to $25 million to repurchase the Company's common stock. During the six months ended June 30, 1999 the Company repurchased 462,000 shares for a total of $2.8 million. Since inception of the program a total of 3.4 million shares have been repurchased for a total of $21.9 million. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and will continue to be made from time-to-time on the open market or in privately negotiated transactions. Th timing and volume of purchases will be dependent upon market conditions and other factors.



-----------------------------------------------------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition an Results of Operations.

This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed below and in the sectio captioned RISK FACTORS in the Company's most recent Annual Report on Form 10-K.


RESULTS OF OPERATIONS:

Input Software, Inc. (the "Company") develops, markets, and
services information capture software.   The Company's information
capture software helps automate and manage the input of external information into an organization's internal computing systems. Customer use information capture software in two ways--transaction applications where documents such as order forms, claims forms, or loan applications are the basis of a business transaction and content loading application where external documents are captured and uploaded to web sites, CDs, o application servers for subsequent search and retrieval.

        InputAccelr, which began shipping in November 1995, is the
Company's flagship product line.   With InputAccel, the Company has
established itself as an open systems information capture "platform" provider.
   The Company's second product line is software tools, which allow hardware and software developers to save both time and money by offerin stable, supported libraries of software code to drive certain computer peripherals rather than having to develop such software themselves. Most of these tools are based on the Company's Image & Scanner Interfac Specification ("ISISr"), an industry standard interface for scanners. ISIS also provides a key component for InputAccel.


Net Revenues

The Company's revenues increased 41% in the second quarter of 1999 to $5.9 million from $4.2 million in the second quarter of 1998. For th six months ending June 30, 1999, revenues increased 47% to 11.1 million from revenues of $7.5 million in the first six months of 1998. The increase in revenue growth from 1999 compared to 1998 is due primarily to increased customer base as well as add-on revenues from our InputAccel product line and stronger than expected royalties stream fro our Tools product line.


Gross Profit

Gross profit increased 33% in the second quarter of 1999 to $5.0 million from $3.8 million in the second quarter of 1998. For the six months ending June 30, 1999, gross profit increased 42% to $9.6 million from gross profit of $6.7 million in the first six months of 1998.
The gross margin was 85% and 91% for the second quarters of 1999 and 1998, respectively and was 86% and 89% for the six months ended June 30 1999 and 1998, respectively. The decrease in gross margin percent for both periods is largely due to the increased percentage of revenues derived from software maintenance and professional services, which have lower margins than revenues from product licensing. The Company expect revenues from maintenance and services to continue to increase as a percentage of overall revenues.


Sales and Marketing

Sales and marketing expenses increased 45% to $2.8 million in the second quarter of 1999 from $1.9 million in the second quarter of 1998, and for the six-month period ended June 30, 1999, increased 54% to $5.3 million from $3.4 million for the first six months of 1998. Sales and marketing expenses as a percentage of revenue were 48% and 46% for the second quarter of 1999 and 1998, respectively and was 47% and 45% for the six months ended June 30,1999 and 1998, respectively.

The Company expects that sales and marketing expenses will increase in the future, in absolute terms, as the Company continues to expand sales and marketing programs.


Research and Development

Research and development expenses increased 23% to $1.3 million in the second quarter of 1999 from $1.0 million in the second quarter of 1998 and for the six month period ended June 30, 1998, increased 19% to $2.5 million from $2.1 million for the first six months of 1998.

Current staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area. As a result, quarterly research and developmen expenses are likely to increase during the remainder of 1999 and beyond


General and administrative

General and administrative expenses in the second quarter of 1999 increased by 21% to $759,000 from $628,000 in the second quarter of 1998, and for the six month period ended June 30, 1999, increased by 42 to $1.6 million from $1.1 million for the first six months of 1998. The increases in each period are primarily due to increased staffing, various internal technology enhancements and related costs incurred to support the Company's revenue growth. As a percentage of revenue, general and administrative expenses decreased to 13% for the second quarter of 1999, from 15% for the second quarter of 1998 and remained flat at 15% for the six months ended June 30, 1999 and 1998 respectively.


Divestiture

As a result of the sale of the display division, the Company recorded a loss of approximately $2.6 million for the quarter ended March 31, 1998. This charge includes a loss from display division operations in the first quarter of 1998, net of tax benefit, of $361,00 and an estimated loss of $2.3 million, net of tax benefit, on the sale of the net assets of the display division. All financial statements hav been restated to account for the display division as a discontinued operation. As a result of the sale, the Company owns a minority interes in Cornerstone Peripherals Technology, Inc., which is reflected as an 'other asset' on the December 31, 1998 balance sheet.


Provision for Income Taxes

The provision for federal and state income taxes as a percentage of pretax income from operations was 34% and 30% for the second quarter an six months ended June 30, 1999 and 1998, respectively.


Liquidity and Capital Resources

        At June 30, 1999, the Company had cash and cash equivalents of $11.7 million, compared to $14.4 million at December 31, 1998.

Net cash provided by operating activities was $167,000 in the first six months of 1999 compared to net cash provided by operating activitie of $7.5 million in the first six months of 1998. The net cash provided by operations for the first six months of 1998 was due primarily to conversion to cash of various assets from the discontinued display operation.

Net cash used in investing activities, exclusively additions to property and equipment, was $374,000 for the first six months of 1999, compared to $293,000 in the first six months of 1998.

On February 14, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock. This amount was increased to $15.0 million on Sept 17, 1997 and further increased to $20 million on August 12, 1998 and to $25 million on February 11, 1999. The repurchased stock is expected to be held by the Company and may be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upo market conditions and other factors. The Company intends to use cash o hand to fund its purchases. During the six months ended June 30, 1999 the Company used $2.8 million to repurchase stock.

The Company believes that its cash and cash equivalents, together with cash flows from operations will be sufficient to meet the Company' liquidity and capital requirements for the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot b precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix and competitive factors. Accordingly, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or other sources. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive. The Company's overdue accounts receivables reduced during the second quarter of 1999. Hence the allowance for doubtful accounts carried on the Company's balance sheet may be larger than prudently required. Thi balance will be reviewed in more detail during the third quarter and, i necessary, adjusted to a lower amount.


RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

Limited Software Operating History; History of Losses; Future Operating Results Uncertain

The Company has operated its Software Division since June 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolvin markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. For the past several years, the Company has been investing in its software business and as a result, on a stand-alone basis, the Software Division has not achieved operating profitability and has incurred operating losses in each quarter from inception through the quarter ending June 30, 1997. As of June 30, 1999, the Company's software operations had cumulative pre-tax operating losses of approximately $2.5 million. The Company's operating losses have been due in part to the commitment of significant resources to the Company's research and development and sales and marketing departments. The Company expects to continue to devote substantial resources to these areas and as a result will need t achieve significant quarterly revenues to achieve profitability. In particular, the Company intends to continue to hire additional sales an research and development personnel in 1999 and beyond, which the Compan believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's software related revenues generally have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.


Operating Results Subject to Significant Fluctuations; Seasonality

The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors, such as demand for the Company's products, the size and timing of significant orders, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, changes in pricing policies by the Company or its competitors, customer order deferrals in anticipation of enhancements or new products offered by th Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, changes in the Company's level of operating expenses, budgeting cycles of its customers, product life cycles, software defect and other product quality problems, the Company's ability to attract an retain qualified personnel, changes in the Company's sales incentive plans, changes in the mix of domestic and international revenues, the level of international expansion, foreign currency exchange rate fluctuations, performance of indirect channel partners, changes in the mix of indirect channels through which the Company's products are offered, the impact of acquisitions of competitors and indirect channel partners, the Company's ability to control costs and general domestic and international economic and political conditions. The Company operates with virtually no order backlog because its software products are shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, the Company achieves a significant portion of revenues from indirect sales channels over which the Company has little control. Moreover, the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.

The Company's business has experienced and is expected to continue to experience seasonality, largely due to customer buying patterns. In recent years, the Company has had relatively stronger demand for its products during the quarter ending December 31 and demand has been relatively weaker in the quarter ending March 31. The Company believes that this pattern will continue. Based upon all of the factors describe above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. The Company has limited ability to forecast future revenues, and it is likely that in some future quarter the Company's operating results will be below th expectations of public securities analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or wit respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

Significant Competition

The market for the Company's products is intensely competitive and subject to rapid change. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from other established and emerging companies. Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition and large installed base of customers. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than can the Company. There is also a substantial risk that announcements of competing products by large competitors could result i the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to increase the ability of their products to address customer needs and which may limit the Company's ability to sell its products through particular reseller partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect th Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially adversel affect its business, operating results and financial condition.


Product Concentration

The Company currently expects the sale and license of its InputAccel products and software tools to account for substantially all of the Company's revenues for the foreseeable future. The Company's future operating results are, therefore, heavily dependent upon continued market acceptance of its InputAccel products and enhancements to these products. Consequently, a decline in the demand for, or marke acceptance of, the Company's InputAccel products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results an financial condition.


Dependence on Continued Growth of the Market for Data Capture and
Document Management Applications

Although demand for document capture software for document management applications has grown in recent years, this market is still emerging and there can be no assurance that it will continue to grow or that organizations will continue to adopt the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about the Company's software products and the document processing market generally. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. The rate at which organizations have adopted the Company's products has varied significantly and the Company expects to continue to experience such variations in the future. There can be no assurance that the markets for the Company's products will continue to develop or that the Company's products will be accepted within such markets. If the market for the Company's products fail to develop, or develop more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.




Rapid Technological Change and New Products

The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demand and evolving industry standards. The introduction of products embodyin new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in document image processing software, new products and produc enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced delays in the past in the release of new products and new product enhancements. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or custome requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products or that the Company's new products and product enhancements will achieve market acceptance.


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

Year 2000 Readiness Disclosure

The following information constitutes a "Year 2000 Readiness
Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act:

Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result in less than one year, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scop and magnitude of problems associated with the century change.

The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 problem. The Company's Year 200 compliance effort has been led since mid-1998 by a committee headed by its Vice Presidents of Operations and Product Strategy. The effort has been focused on compliance of the Company's products and the Company's critical business systems. Non-critical business systems will be addressed if and when necessary, as the Company currently anticipates minimal impact to operations and ready availability of replacement good or services in this category.

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

As a software developer, the Company is dependent on relatively few critical suppliers. These tend to be infrastructure vendors rather tha component vendors, most notably including building utilities, telecommunications and internet service as well as third-party software suppliers whose products are used for product development, internal business processes and operating platforms for the Company's products. Generally these suppliers are well established enterprises which have provided assurances that they are or will be Year 2000 compliant sufficiently before January 1 to avoid business disruptions, and the Company anticipates no significant disruptions from these suppliers.

The Company's flagship product, InputAccel, is a modular, configurable, enterprise software application that operates on a Microsoft Windows platform and can export information to one or more third-party software applications. The product's current revision (2.X has been subjected to code inspection testing for Year 2000 compliance by the Company, and the Company offers no-charge test systems to licensed end-users so that they may perform compliance testing in their own environments. The Company warrants to new end-users that the product is capable of compliant installation and that the Company will take prompt action to address any Year 2000 defects that may be encountered. However, due to the product's configurable nature and its interdependence with third-party products, its warranty is of limited scope in order to avoid liability for externally introduced Year 2000 problems. At the current time, the Company has identified an anomaly i third-party code which is incorporated in InputAccel that may create ambiguities under certain circumstances in the interpretation of two-digit years. The Company is taking immediate remedial measures to eliminate the effect of this code and plans to replace the third-party product before January 1, 2000. Revisions prior to 2.0 have not been tested for Year 2000 compliance, and users of earlier versions of InputAccel may encounter Year 2000 defects.

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

The Company's internal information technology systems are comprised of certain hardware, including computers and telecommunications equipment; software applications, including sales management, accounting, electronic mail, word processing, spreadsheets and the Windows operating system as well as software development platforms. Nearly all of the above hardware and software applications are commercially available products from major suppliers. Many of these products have been subject to upgrade or replacement concurrent with th Company's recent relocation or as a result of scheduled maintenance, fo which there have been no extraordinary costs.

Critical externally supplied products and services include electricity, telecommunications, internet service, payroll and shipping. Such products and services are generally supplied by major providers which currently represent that they will have no significant Year 2000 problems. In the event any such third-parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues preven such third-parties from timely delivery of products or services require by the Company, the Company's results of operations could be materially adversely affected.

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

To date, the Company has made no extraordinary expenditures in its effort to achieve Year 2000 compliance other than the labor costs associated with compliance analysis. Replacement products have been secured, where necessary, in conjunction with scheduled and budgeted maintenance. Other costs for replacing software have been insignificant as most are under maintenance contracts or under warranty. The Company does not anticipate that any significant future expenditure will be required to achieve compliance, and it believes tha any such expenditure will have no material bearing on the Company's financial performance. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner.

The Company believes that, as a comparatively small and centralized business operation, its Year 2000 risks are identifiable, and it believes that it is already substantially prepared for the Year 2000. Nevertheless there can be no assurance that all risks have been identified and will be cured or that no business disruptions will occur due to Year 2000 problems within the Company or from outside the Company. The above discussion of compliance efforts, risks and costs contain forward-looking statements based on the Company's current best estimates, which estimates are based on currently available information Such information may be subject to change, in which case compliance efforts, risks and costs could vary materially from current estimates which could have a material adverse affect on the Company's business, operating results and financial condition.

Euro

On January 1, 1999, the "euro" was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The euro became a currency in its own right and the currencies o the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the euro. The conversion to the euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result we have the flexibility to transact business with vendors and customers in either euro or traditional national currency units. For those countries where bank accounts were not automatically translated into dual currency bank accounts, we maintain separate euro accounts.

Risks Associated with International Sales and Operations

The Company anticipates that for the foreseeable future a significant portion of its revenues will be derived from sources outsid North America and the Company intends to continue to expand its sales and support operations internationally. In order to successfully expan international sales, the Company must establish additional foreign operations, expand its international sales channel management and support organizations, hire additional personnel, customize its product for local markets, recruit additional international resellers and increase the productivity of existing international resellers. To the extent that the Company is unable to do so in a timely and cost-effective manner, the Company's sales growth internationally, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. Even if th Company is able to successfully expand its international operations there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

The Company's international operations are generally subject to a number of risks, including costs of customizing products for foreign countries, protectionist laws and business practices favoring local competition, dependence on local vendors, compliance with multiple, conflicting and changing government laws and regulations, longer sales cycles, greater difficulty or delay in accounts receivable collection, import and export restrictions and tariffs, difficulties in staffing an managing foreign operations, foreign currency exchange rate fluctuations, multiple and conflicting tax laws and regulations and political and economic instability. To date, a majority of the Company's revenues and costs have been denominated in U.S. dollars. However, the Company believes that in the future, an increasing portion of the Company's revenues and costs will be denominated in foreign currencies. Although the Company may from time to time undertake foreign exchange hedging transactions to reduce its foreign currency transaction exposure, the Company does not currently attempt to eliminate all foreign currency transaction exposure.


Dependence on Key Personnel

The Company's success depends to a significant extent upon the efforts of its key management, sales and marketing, technical support and research and development personnel, none of whom are bound by an employment contract. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled managerial, sales and marketing, technical support and research and development personnel. Like other software companies, the Company faces intense competition for such personnel, and the Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. There can be no assurance that the Company will be successful in attracting, assimilating and retaining additional qualified personnel in the future The loss of the services of one or more of the Company's key individuals, or the failure to attract and retain additional qualified personnel, could have a material adverse effect on the Company's business, operating results and financial condition.

Limited Protection of Proprietary Technology; Risks of Infringement; Us of Licensed Technology

The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company licenses its software products primarily under license agreements. There can be no assurance that others will not develop technologies tha are similar or superior to the Company's technology or design around th copyrights and trade secrets owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the U.S.

The Company is not aware that it is infringing any proprietary rights of third-parties. There can be no assurance, however, that third-parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software produc developers increasingly will be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to either license the infringed or similar technology or develop alternative technology on a timely basis, the Company's business, operating results and financial condition could be materially adversely affected.

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


Product Liability

Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure t potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. The Company has not experienced any material product liability claims to date; however, the sale and support of the Company's products may entail the risks of such claims, which may be substantial in light of the use of the Company's products in business-critical applications.


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

               (a) Exhibits

                  11.1  Statement of Computation of Earnings Per Share

                  27    Financial Data Schedule

               (b)   Reports on Form 8-K - Not Applicable


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of the Registrant has duly caused this report to be signed on its behalf b undersigned thereunto duly authorized.

\                                                INPUT SOFTWARE, INC.
                                                 ----------------------
                                                 Registrant


Date: August 13,1999                                /s/ John Finegan
                                                 ----------------------
                                                 John Finegan
                                                 Chief Financial Office
                                                 and Secretary
                                                 (Principal Financial a
                                                 Accounting Officer)



                               EXHIBIT INDEX


Exhibit          Description
---------       -------------------------------------------------------

11.1            Statement of Computation of Earnings per Share

27              Financial Data Schedule