Form 10-Q/A
period 1999-06-30
INPUT SOFTWARE INC
filed 1999-08-20
CIK 909276

Form 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 1999: 4,383,086

Part 1.  Financial Information
Item 1.   Financial Statements

                            INPUT SOFTWARE, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                 June 30,     December 31,
                                                 1999         1998
                                                 -----------  -----------
                                                 (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................    $11,664      $14,447
  Accounts receivable...........................      4,563        4,490
  Deferred income taxes and
     other current assets.......................      5,554        5,613
                                                 -----------  -----------
    Total current assets........................     21,781       24,550

Property and equipment, net.....................      1,325        1,208
Other assets....................................        984          943
Net assets related to the
     discontinued display division..............        (70)         176
                                                 -----------  -----------
                                                    $24,020      $26,877
                                                 ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $374         $652
  Deferred revenue..............................      1,985        1,694
  Accrued liabilities...........................      2,568        3,174
                                                 -----------  -----------
    Total current liabilities...................      4,927        5,520
                                                 -----------  -----------

Stockholders' equity:
  Common stock..................................         43           48
  Paid in capital...............................      9,941       12,512
  Retained earnings.............................      9,109        8,797
                                                 -----------  -----------
    Stockholders' equity........................     19,093       21,357
                                                 -----------  -----------
                                                    $24,020      $26,877
                                                 ===========  ===========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                       INPUT SOFTWARE, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Three Months Ended  Six Months Ended
                                           June 30,            June 30,
                                   ------------------- -------------------
                                   1999      1998      1999      1998
                                   --------- --------- --------- ---------

Net revenues .....................   $5,856    $4,160   $11,116    $7,547
Cost of revenues..................      850       391     1,564       816
                                   --------- --------- --------- ---------
Gross profit                          5,006     3,769     9,552     6,731

Sales and marketing...............    2,802     1,930     5,252     3,406
Research and development..........    1,288     1,047     2,517     2,119
General and administrative........      759       628     1,612     1,136
                                   --------- --------- --------- ---------
  Operating income ...............      157       164       171        70

Interest and other income.........      124       149       299       293
                                   --------- --------- --------- ---------
  Income before provision
     for income taxes.............      281       313       470       363
                                 0
Provision for income taxes........       96        94       158       109
                                   --------- --------- --------- ---------
  Net income from continuing
     operations........                 185       219       312       254

Discontinued operations:
Net loss from operations
  of Discontinued Display
  Division........................      --        --        --       (361)

Estimated net loss on sale of
  Display Division................      --        --        --     (2,284)
                                   --------- --------- --------- ---------
  Net income (loss) from
    discontinued operations.......      --          0       --     (2,645)
                                   --------- --------- --------- ---------
  Net income (loss)...............     $185      $219      $312   ($2,391)
                                   ========= ========= ========= =========
Basic and diluted EPS:
  For continuing operations........   $0.04     $0.04     $0.07     $0.04
  For discontinued operations......    0.00      0.00      0.00     (0.43)
                                   --------- --------- --------- ---------
  Net income (loss)...............    $0.04     $0.04     $0.07    ($0.39)
                                   ========= ========= ========= =========

Shares used in EPS calculations:
   Basic .........................    4,475     5,953     4,592     6,163
   Diluted........................    4,484     6,036     4,602     6,216
                                   ========= ========= ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                        INPUT SOFTWARE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                            Six Months Ended
                                                                 June 30,
                                                          -------------------
                                                          1999      1998
                                                          --------- ---------
Cash flows from continuing operations:
 Net income (loss)......................................      $312   ($2,391)
 Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization........................       257       448
   Discontinued operations                                     246    10,851
 (Increase) decrease in assets and liabilities:
    Accounts receivable.................................       (73)     (780)
    Deferred income taxes and other assets..............        18       153
    Accounts payable....................................      (278)     (168)
    Accrued liabilities and deferred revenue............      (315)     (654)
                                                          --------- ---------
    Net cash provided by operating activities...........       167     7,459
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................      (374)     (293)
                                                          --------- ---------
    Net cash used in investing activities...............      (374)     (293)
                                                          --------- ---------
Cash flows from financing activities:
 Repurchase of common stock.............................    (2,763)   (6,630)
 Net proceeds from issuance of common stock.............       187      447
                                                          --------- ---------
    Net cash used in financing activities...............    (2,576)   (6,183)
                                                          --------- ---------
Net increase (decrease) in cash and cash equivalents....    (2,783)      983

Cash and cash equivalents at beginning of period........    14,447    12,284
                                                          --------- ---------
Cash and cash equivalents at end of period..............   $11,664   $13,267
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


Net Revenues

The Company's revenues increased 41% in the second quarter of 1999 to $5.9 million from $4.2 million in the second quarter of 1998. For the six months ending June 30, 1999, revenues increased 47% to 11.1 million from revenues of $7.5 million in the first six months of 1998. The increase in revenue growth from 1999 compared to 1998 is due primarily to increased customer base as well as add-on revenues from our InputAccel product line and stronger than expected royalties stream from our Tools product line.


Gross Profit

Gross profit increased 33% in the second quarter of 1999 to $5.0 million from $3.8 million in the second quarter of 1998. For the six months ending June 30, 1999, gross profit increased 42% to $9.6 million from gross profit of $6.7 million in the first six months of 1998.
The gross margin was 85% and 91% for the second quarters of 1999 and 1998, respectively and was 86% and 89% for the six months ended June 30, 1999 and 1998, respectively. The decrease in gross margin percent for both periods is largely due to the increased percentage of revenues derived from software maintenance and professional services, which have lower margins than revenues from product licensing. The Company expects revenues from maintenance and services to continue to increase as a percentage of overall revenues.


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


General and administrative

General and administrative expenses in the second quarter of 1999 increased by 21% to $759,000 from $628,000 in the second quarter of 1998, and for the six month period ended June 30, 1999, increased by 42% to $1.6 million from $1.1 million for the first six months of 1998. The increases in each period are primarily due to increased staffing, various internal technology enhancements and related costs incurred to support the Company's revenue growth. As a percentage of revenue, general and administrative expenses decreased to 13% for the second quarter of 1999, from 15% for the second quarter of 1998 and remained flat at 15% for the six months ended June 30, 1999 and 1998 respectively.


Divestiture

As a result of the sale of the display division, the Company recorded a loss of approximately $2.6 million for the quarter ended March 31, 1998. This charge includes a loss from display division operations in the first quarter of 1998, net of tax benefit, of $361,000 and an estimated loss of $2.3 million, net of tax benefit, on the sale of the net assets of the display division. All financial statements have been restated to account for the display division as a discontinued operation. As a result of the sale, the Company owns a minority interest in Cornerstone Peripherals Technology, Inc., which is reflected as an 'other asset' on the December 31, 1998 balance sheet.


Provision for Income Taxes

The provision for federal and state income taxes as a percentage of pretax income from operations was 34% and 30% for the second quarter and six months ended June 30, 1999 and 1998, respectively.


Liquidity and Capital Resources

        At June 30, 1999, the Company had cash and cash equivalents of $11.7 million, compared to $14.4 million at December 31, 1998.

Net cash provided by operating activities was $167,000 in the first six months of 1999 compared to net cash provided by operating activities of $7.5 million in the first six months of 1998. The net cash provided by operations for the first six months of 1998 was due primarily to conversion to cash of various assets from the discontinued display operation.

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

The Company believes that its cash and cash equivalents, together with cash flows from operations will be sufficient to meet the Company's liquidity and capital requirements for the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix and competitive factors. Accordingly, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or other sources. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive. The Company's overdue accounts receivables reduced during the second quarter of 1999. Hence the allowance for doubtful accounts carried on the Company's balance sheet may be larger than prudently required. This balance will be reviewed in more detail during the third quarter and, if necessary, adjusted to a lower amount.


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

To date, the Company has made no extraordinary expenditures in its effort to achieve Year 2000 compliance other than the labor costs associated with compliance analysis. Replacement products have been secured, where necessary, in conjunction with scheduled and budgeted maintenance. Other costs for replacing software have been insignificant as most are under maintenance contracts or under warranty. The Company does not anticipate that any significant future expenditure will be required to achieve compliance, and it believes that any such expenditure will have no material bearing on the Company's financial performance. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner.

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

\                                                INPUT SOFTWARE, INC.
                                                 ------------------------------
                                                 Registrant


Date: August 13,1999                                /s/ John Finegan
                                                 ------------------------------
                                                 John Finegan
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)



                               EXHIBIT INDEX


Exhibit          Description
---------       ------------------------------------------------------------

11.1            Statement of Computation of Earnings per Share

27              Financial Data Schedule