Form 10-Q
period 1999-09-30
INPUT SOFTWARE INC
filed 1999-11-15
CIK 909276

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 1999: 4,089,786

Part 1.  Financial Information
Item 1.   Financial Statements

                            INPUT SOFTWARE, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                September 30, December 31,
                                                 1999         1998
                                                 -----------  -----------
                                                 (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................     $9,856      $14,447
  Accounts receivable...........................      5,331        4,490
  Deferred income taxes and
     other current assets.......................      5,659        5,613
                                                 -----------  -----------
    Total current assets........................     20,846       24,550

Property and equipment, net.....................      1,338        1,208
Other assets....................................        984          943
Net assets related to the
     discontinued display division..............       (335)         176
                                                 -----------  -----------
                                                    $22,833      $26,877
                                                 ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $391         $652
  Deferred revenue..............................      1,950        1,694
  Accrued liabilities...........................      2,714        3,174
                                                 -----------  -----------
    Total current liabilities...................      5,055        5,520
                                                 -----------  -----------

Stockholders' equity:
  Common stock..................................         40           48
  Paid in capital...............................      8,587       12,512
  Retained earnings.............................      9,151        8,797
                                                 -----------  -----------
    Stockholders' equity........................     17,778       21,357
                                                 -----------  -----------
                                                    $22,833      $26,877
                                                 ===========  ===========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                       INPUT SOFTWARE, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                   ------------------- -------------------
                                   1999      1998      1999      1998
                                   --------- --------- --------- ---------

Net revenues .....................   $5,461    $4,599   $16,577   $12,146
Cost of revenues..................      769       401     2,333     1,217
                                   --------- --------- --------- ---------
Gross profit                          4,692     4,198    14,244    10,929

Sales and marketing...............    2,768     2,070     8,020     5,478
Research and development..........    1,324       982     3,841     3,101
General and administrative........      733       790     2,345     1,924
                                   --------- --------- --------- ---------
  Operating income ...............     (133)      356        38       426

Interest and other income.........      196       166       495       459
                                   --------- --------- --------- ---------
  Income before provision
     for income taxes.............       63       522       533       885

Provision for income taxes........       21       168       179       277
                                   --------- --------- --------- ---------
  Net income from continuing
     operations........                  42       354       354       608

Discontinued operations:
Net loss from operations
  of Discontinued Display
  Division........................      --        --        --       (361)

Estimated net loss on sale of
  Display Division................      --        --        --     (2,284)
                                   --------- --------- --------- ---------
  Net income (loss) from
    discontinued operations.......      --          0       --     (2,645)
                                   --------- --------- --------- ---------
  Net income (loss)...............      $42      $354      $354   ($2,037)
                                   ========= ========= ========= =========
Basic and diluted EPS:
  For continuing operations........   $0.01     $0.07     $0.08     $0.10
  For discontinued operations......    0.00      0.00      0.00     (0.45)
                                   --------- --------- --------- ---------
  Net income (loss)...............    $0.01     $0.07     $0.08    ($0.35)
                                   ========= ========= ========= =========

Shares used in EPS calculations:
   Basic .........................    4,255     5,352     4,478     5,890
   Diluted........................    4,257     5,440     4,486     5,995
                                   ========= ========= ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                        INPUT SOFTWARE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                            Nine Months Ended
                                                              September 30,
                                                          -------------------
                                                          1999      1998
                                                          --------- ---------
Cash flows from continuing operations:
 Net income (loss)......................................      $354   ($2,037)
 Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization........................       398       731
   Discontinued operations                                     511    11,705
 (Increase) decrease in assets and liabilities:
    Accounts receivable.................................      (841)   (1,334)
    Deferred income taxes and other assets..............       (87)      117
    Accounts payable....................................      (261)     (155)
    Accrued liabilities and deferred revenue............      (204)      168
                                                          --------- ---------
    Net cash provided by operating activities...........      (130)    9,195
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................      (528)     (440)
                                                          --------- ---------
    Net cash used in investing activities...............      (528)     (440)
                                                          --------- ---------
Cash flows from financing activities:
 Repurchase of common stock.............................    (4,210)  (10,477)
 Net proceeds from issuance of common stock.............       277      193
                                                          --------- ---------
    Net cash used in financing activities...............    (3,933)  (10,284)
                                                          --------- ---------
Net decrease in cash and cash equivalents....               (4,591)   (1,529)

Cash and cash equivalents at beginning of period........    14,447    12,284
                                                          --------- ---------
Cash and cash equivalents at end of period..............    $9,856   $10,755
                                                          ========= =========

       The accompanying notes are an integral part of these consolidated condensed financial statements

                            INPUT SOFTWARE, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Interim Unaudited Financial Information:

        The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 balance sheet data was derived from audited financial statements contained in the Company's 1998 Annual Report on Form 10-K but does not include all disclosures required by generally accepted accounting principles. On September 8, 1998 the Company sold its display division. Accordingly, the operating results of the display division for 1998 have been segregated from continuing operations and reported separately on the statements of income. The unaudited financial statements for the nine month periods ended September 30, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

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


3.      INCOME TAXES:

        The Company's provision for income taxes reflects the Company's estimated 1999 annualized effective tax rate of 34%.


4.      STOCK REPURCHASE:

        Since February 1997 through February 1999, the Company's Board of Directors has authorized the use of up to $25 million to repurchase the Company's common stock. During the nine months ended September 30, 1999 the Company repurchased 755,100 shares for a total of $4.2 million.
Since inception of the program a total of 3.7 million shares have been repurchased for a total of $23.3 million. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and will continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors.



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


RESULTS OF OPERATIONS:

Input Software, Inc. (the "Company") develops and markets software products that intelligently capture customer, supplier, and business partner information - provided as Web input, data, paper, and faxes - into formats compatible with enterprise computing systems and the Internet. Its flagship product, InputAccelT, is an open integration platform that has become the de facto standard for information capture software. The Company's newest product, DynamicInputT, is an XML-based software product scheduled to ship to Beta customers in the first quarter of 2000 that will allow organizations to personalize real time, two-way communications with their customers over the Web.

   The Company also markets software tools under its Pixel Translations brand which allow hardware and software developers to save both time and money by offering stable, supported libraries of software code to drive certain computer peripherals rather than having to develop such software themselves. Most of these tools are based on the Company's Image & Scanner Interface Specification ("ISISr"), an industry standard interface for scanners. ISIS also provides a key component for InputAccel.


Net Revenues

The Company's revenues increased 19% in the third quarter of 1999 to $5.5 million from $4.6 million in the third quarter of 1998. For the nine months ending September 30, 1999, revenues increased 36% to 16.6 million from revenues of $12.1 million in the first nine months of 1998. The increase in revenue growth from 1999 compared to 1998 is due primarily to an increased customer base as well as add-on revenues from our InputAccel product line.


Gross Profit

Gross profit increased 12% in the third quarter of 1999 to $4.7 million from $4.2 million in the third quarter of 1998. For the nine months ending September 30, 1999, gross profit increased 30% to $14.2 million from gross profit of $10.9 million in the first nine months of 1998.
The gross margin was 86% and 91% for the third quarters of 1999 and 1998, respectively and was 86% and 90% for the nine months ended September 30, 1999 and 1998, respectively. The decrease in gross margin percent for both periods is largely due to the increased percentage of revenues derived from software maintenance and professional services, which have lower margins than revenues from product licensing. The Company expects revenues from maintenance and services to continue to increase as a percentage of overall revenues.


Sales and Marketing

Sales and marketing expenses increased 34% to $2.8 million in the third quarter of 1999 from $2.1 million in the third quarter of 1998, and for the nine-month period ended September 30, 1999, increased 46% to $8.0 million from $5.5 million for the first nine months of 1998. Sales and marketing expenses as a percentage of revenue were 51% and 45% for the third quarter of 1999 and 1998, respectively and was 48% and 45% for the nine months ended September 30,1999 and 1998, respectively.

The Company expects that sales and marketing expenses will increase in the future as the Company continues to expand sales and marketing programs, and specifically anticipates incremental expenses associated with launching the DynamicInput product line.


Research and Development

Research and development expenses increased 35% to $1.3 million in the third quarter of 1999 from $1.0 million in the third quarter of 1998 and for the nine month period ended September 30, 1999, increased 24% to $3.8 million from $3.1 million for the first nine months of 1998.

Current staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area, particularly for development efforts of the recently announced DynamicInput product. As a result, quarterly research and development expenses are likely to increase during the remainder of 1999 and beyond.


General and administrative

General and administrative expenses in the third quarter of 1999 decreased by 7% to $733,000 from $790,000 in the third quarter of 1998, and for the nine month period ended September 30, 1999, increased by 22% to $2.3 million from $1.9 million for the first nine months of 1998.

The increase in the nine month period is primarily due to increased staffing, various internal technology enhancements, and related costs incurred to support the Company's revenue growth. As a percentage of revenue, general and administrative expenses decreased to 13% for the third quarter of 1999, from 17% for the third quarter of 1998 and to 14% from 16% for the nine months ended September 30, 1999 and 1998 respectively.


Divestiture

As a result of the sale of the display products division, the Company recorded a loss of approximately $2.6 million for the period ended September 30, 1998. This charge includes a loss from display division operations in the first quarter of 1998, net of tax benefit, of $361,000 and an estimated loss of $2.3 million, net of tax benefit, on the sale of the net assets of the display division. All financial statements have been restated to account for the display division as a discontinued operation. As a result of the sale, the Company owns a minority interest in Cornerstone Peripherals Technology, Inc., which is reflected as an 'other asset' on the December 31, 1998 balance sheet.


Provision for Income Taxes

The provision for federal and state income taxes as a percentage of pretax income from operations was 33% and 32% for the third quarter of 1999 and 1998 respectively and was 34% and 31% for nine months ended September 30, 1999 and 1998, respectively.


Liquidity and Capital Resources

        At September 30, 1999, the Company had cash and cash equivalents of $9.9 million, compared to $14.4 million at December 31, 1998.

Net cash used in operating activities was $130,000 in the first nine months of 1999 compared to net cash provided by operating activities of $9.2 million in the first nine months of 1998. The net cash provided by operations for the first nine months of 1998 was due primarily to conversion to cash of various assets from the discontinued display operation.

Net cash used in investing activities, exclusively additions to property and equipment, was $528,000 for the first nine months of 1999, compared to $440,000 in the first nine months of 1998.

On February 14, 1997, the Company's Board of Directors authorized the use of up to $5.0 million to repurchase the Company's common stock. This amount was increased to $15.0 million on Sept 17, 1997, further increased to $20 million on August 12, 1998, and to $25 million on February 11, 1999. The repurchased stock is expected to be held by the Company and may be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases will be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases. During the nine months ended September 30, 1999 the Company used $4.2 million to repurchase stock.

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


Limited Software Operating History; History of Losses; Future Operating Results Uncertain

The Company has operated its Software Division since June 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. For the past several years, the Company has been investing in its software business and as a result, on a stand-alone basis, the Software Division has not achieved operating profitability and has incurred operating losses in each quarter from inception through the quarter ending June 30, 1997. As of September 30, 1999, the Company's software operations had cumulative pre-tax operating losses of approximately $2.5 million. The Company's operating losses have been due in part to the commitment of significant resources to the Company's research and development and sales and marketing departments. The Company expects to continue to devote substantial resources to these areas and as a result will need to achieve significant quarterly revenues to achieve profitability. In particular, the Company intends to continue to hire additional sales and research and development personnel in 1999 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's software related revenues generally have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.


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

The Company's business has experienced and is expected to continue to experience seasonality, largely due to customer buying patterns. In recent years, the Company has had relatively stronger demand for its products during the quarter ending December 31 and demand has been relatively weaker in the quarter ending March 31. While the Company believes that this pattern will continue in future years, uncertainities in buying patterns caused by concerns related to Y2K will likely have a negative adverse impact on revenues for the fourth quarter of 1999. Based upon all of the factors described above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. The Company has limited ability to forecast future revenues, and it is likely that in some future quarter the Company's operating results will be below the expectations of public securities analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.


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

The Company's flagship product, InputAccel, is a modular, configurable, enterprise software application that operates on a Microsoft Windows platform and can export information to one or more third-party software applications. The product's current revision (2.2) has been subjected to code inspection testing for Year 2000 compliance by the Company, and the Company offers no-charge test systems to licensed end-users so that they may perform compliance testing in their own environments. The Company warrants to new end-users that the product is capable of compliant installation and that the Company will take prompt action to address any Year 2000 defects that may be encountered. However, due to the product's configurable nature and its interdependence with third-party products, its warranty is of limited scope in order to avoid liability for externally introduced Year 2000 problems. The Company is advising users of InputAccel revisions prior to 2.2 to upgrade to the current revision to install a no charge software patch that will eliminate potential Y2K issues in 2 specific client modules.

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

\                                                INPUT SOFTWARE, INC.
                                                 ------------------------------
                                                 Registrant


Date: November 15,1999                                /s/ John Finegan
                                                 ------------------------------
                                                 John Finegan
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)



                               EXHIBIT INDEX


Exhibit          Description
---------       ------------------------------------------------------------

11.1            Statement of Computation of Earnings per Share

27              Financial Data Schedule