Form 10-K
period 1999-12-31
INPUT SOFTWARE INC
filed 2000-03-15
CIK 909276

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549


                          FORM 10-K


X   ANNUAL  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE
                SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1999

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

                                               YES    X        NO

[Cover page 1 of 2 pages]



        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 29, 2000, was to the best of the Company's knowledge approximately $36,345,000 million (based upon the February 29, 2000 closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market). Shares of Common
Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On February 29, 2000, approximately 4,159,000 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 31, 2000 are incorporated by reference into Part III.































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


Item 1.         Business

     Input Software, Inc. ("Input Software"or the "Company") develops, markets, and services information capture and e-commerce software to Global 1000 companies. The Company's information capture product, InputAccel, automates the conversion of paper and fax documents into electronic format, thus allowing for paperless business-to-business and business-to-customer transactions. Customers use InputAccel to convert transaction documents, such as order forms, claims forms, or loan applications, into appropriate electronic format; and to upload external documents to Web sites, CDs, or application servers for subsequent search and retrieval.
     The Company recently announced DynamicInput, an XML-based software product designed to replace today's static Web forms with personalized, intelligent interactions. DynamicInput is designed to help simplify complex e-commerce customer interaction, which will help reduce online transaction abandon rates and increase e-sales for it's customers. Additionally, DynamicInput will help reduce deployment times for e-commerce businesses.
     Additionally, the Company sells software tools, which allow hardware and software developers to save both time and money by offering stable, supported libraries of software code to drive certain computer peripherals rather than having to develop such software themselves.


Technology and Products

     InputAccel has, in recent years, been the Company's main software product. InputAccelr began shipping in November 1995 and has become an open systems information capture platform. With InputAccel, enterprises of various sizes and volume requirements can now standardize on a single enterprise information capture solution, yet customize the system to meet the needs of either a transaction or content loading operation at any level of input volume. Input Software partners with such established providers as Adobe, Documentum, IBM, and Tower Systems to provide complete solutions for internal and external information processing to global 1000 companies and government agencies.
     InputAccel is an open, high-throughput, standard integration platform and set of software modules that automate the conversion and indexing of paper documents into electronic e-business format. InputAccel's NT-based integration platform is a foundation linking various technologies into an upgradeable system that provides system management, control, and reporting functions and can incorporate/utilize various software modules from Input Software, as well as products from third-parties, including application vendors, scanner manufacturers, and other providers.
     DynamicInput is an XML-based software product designed to replace today's static Web forms with personalized, intelligent interactions and is compatible with standard Web browsers and, with a unique architecture for seperating business-rules from presentation, allows for rapid deployment and upgrades. DynamicInput is expected to be an important component within an overall e-commerce solution and first beta shipments are expected in April, 2000.


Sales and Marketing

     The Company's sales and marketing activities include participation in industry trade shows and seminars and advertising in trade publications.
     InputAccel software is typically used in connection with a complex enterprise system that includes important elements supplied by other vendors. As a result, purchasers of such systems often rely on system integrators and VARs to oversee the acquisition and installation of key hardware and software components of the overall system. Accordingly, a significant portion of the Company's sales to end-users are made through system integrators and value-added resellers. The Company anticipates that the selling and marketing efforts for DynamicInput will be largely complimentary with InputAccel. Software tools are generally sold or licensed to such hardware and software suppliers as Fujitsu, Canon, Caere, and Filenet.
      In 1999, international sales, principally in Europe, represented approximately 27% of the Company's revenues and the Company expects that international sales will continue to account for a significant portion of its revenues in future. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of greater difficulty in accounts receivable collection. To date, the Company has largely avoided the risk of fluctuating exchange rates associated with international sales by generally selling its products in United States currency, but there can be no assurance that the Company will be able to continue to do so in the future.


Research and Development

       The Company believes that its future success will depend in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness and satisfy an evolving range of customer requirements. The Company's research and development group is responsible for exploring new directions and applications of core technologies, incorporating new technologies into products and maintaining strong research relationships outside the Company. The Company seeks to leverage its direct investment in research and development by supporting efforts by independent software
vendors to develop complementary products.   During 1999, 1998, and 1997
research and development expenses were approximately $5.6 million, $4.2 million and $4.0 million, respectively. The Company intends to continue to make substantial investments in product and technology research and development, particularly for DynamicInput in the near term, and to continue to participate actively in the development of industry standards.


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


Technical Support and Professional Services

        An important element in the Company's strategy is to provide comprehensive support of its products. The Company believes that responsive technical support is essential for customer requirements and provides extensive support for its products by telephone, fax and electronic medium. Additionally, the Company provides professional consulting services to those customers who require outside assistance to more efficiently implement their systems.


Competition

        The market for the Company's products is highly competitive.
The Company believes the principal competitive factors are product features, support, price, and reputation. In addition support of the Company's product architecture by independent software vendors and ease of product implementation are important competitive factors for InputAccel and DynamicInput. The Company believes that it currently competes favorably with respect to these factors.
        The Company has a number of current and potential competitors many of which have significantly greater financial, technical, marketing and other resources than does the Company. The Company expects additional competition from other established and emerging companies if the market continues to develop and expand. Increased competition could result in additional price reductions, reduced margins and loss of market share, which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.


Employees

           As of December 31, 1999, the Company had 146 employees. The Company employs 21 people in finance and administrative functions, 80 in marketing, sales, services, and support and 45 in engineering and product development. In addition, the Company hires temporary employees on an as-needed basis to meet production requirements. None of the employees are represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are good.


Executive Officers

The executive officers of the Company are as follows:

Name                            Age     Position

Thomas T. van Overbeek          50      Chairman of the Board of Directors
Kimra Hawley                    43      President, Chief Executive Officer
                                        and Director
Matt Albanese                   41      Vice President-Professional Services
Cynthia Anderson                35      Vice President-Operations
Joe Falk                        50      Vice President-Sales
John Finegan                    50      Chief Financial Officer, Secretary,
                                        and Director
Stephen Francis                 38      Vice President-Business Development
Michael Parker                  41      Vice President-Engineering
Johannes Schmidt                36      Chief Technical Officer and Director
John Stetak                     41      Vice President-Marketing

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

     Matt Albanese joined the Company as Director of Engineering for the Software Division in 1995 and was promoted to Vice President, Professional Services in December 1997. Prior to joining the Company, Mr. Albanese was the Director of Engineering for Plexus Software, a Division of Banctec. Mr. Albanese holds a BS in Computer Science from San Jose National University.

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

     Stephen Francis joined the Company in 1994 as Vice President when the company he co-founded, Pixel Translations, was acquired. Mr. Francis became Vice President, Business Development in 1999 after serving as
General Manager of the Pixel Translations Division since 1997.   Prior
to joining Pixel Translations, Mr. Francis held engineering and marketing management roles at Calera Recognition Systems, now part of Caere Corporation. Mr. Francis holds a BS in Electrical Engineering/Computers from Stanford University.

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

History of Losses; Future Operating Results Uncertain

     For the past several years, the Company has been investing in its software business and as a result incurred operating losses in each quarter from inception through the quarter ending June 30, 1997. As of December 31, 1999, the Company's software operations had cumulative pre-tax operating losses of approximately $3.5 million. The losses have been due in part to the commitment of significant resources to the research and development and sales and marketing departments. The Company expects to continue to devote substantial resources to these areas and as a result will need to achieve significant quarterly revenues to achieve profitability. In particular, the Company intends to continue to hire additional sales and research and development personnel in 2000 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's revenues generally have increased in recent periods, there can be no assurance that this will continue in future periods, that revenues will grow at past rates or that the Company will return to profitability on a quarterly or annual basis in the future.


Operating Results Subject to Significant Fluctuations; Seasonality

     The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors, such as demand for the Company's products, the size and timing of significant orders, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, changes in pricing policies by the Company or its competitors, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, changes in the Company's level of operating expenses, budgeting cycles of its customers, product life cycles, software defects and other product quality problems, the Company's ability to attract and retain qualified personnel, changes in the Company's sales incentive plans, changes in the mix of domestic and international revenues, the level of international expansion, foreign currency exchange rate fluctuations, performance of indirect channel partners, changes in the mix of indirect channels through which the Company's products are offered, the impact of acquisitions of competitors and indirect channel partners, the Company's ability to control costs and general domestic and international economic and political conditions. The Company operates with virtually no order backlog because its software products are shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, the Company achieves a significant portion of revenues from indirect sales channels over which the Company has little control. Moreover, the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.
     The Company's business has experienced and is expected to continue to experience seasonality, largely due to customer buying patterns. In most of the recent years, the Company has had relatively stronger demand for its products during the quarter ending December 31 and demand has been relatively weaker in the quarter ending March 31. This relative strong fourth quarter demand was adversely affected in 1999 due to Year 2000 concerns of potential customers in the Company's target markets.
The Company believes that, adjusting for such Year 2000 aberrations, this pattern will continue. Based upon all of the factors described above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. The Company has limited ability to forecast future revenues, and it is likely that in some future quarter the Company's operating results will be below the expectations of public securities analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common
Stock would likely be materially adversely affected.


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


Product Concentration

     The Company currently expects the sale and license of its InputAccel products and software tools to account for substantially all of the Company's revenues for 2000, with revenues from DynamicInput expected to start contributing in the second half of 2000. The Company's future operating results are, therefore, heavily dependent upon continued market acceptance of these products and enhancements to such. Consequently, a decline in the demand for, or market acceptance of, the Company's InputAccel or DynamicInput products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.


Dependence on Continued Growth of the Market for Data Capture and e-Commerce Applications

     Although demand for data capture and e-commerce has grown in recent years, this market is still emerging and there can be no assurance that it will continue to grow or that organizations will continue to adopt the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about the Company's software products and the e-commerce market generally.
However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. The rate at which organizations have adopted the Company's products has varied significantly and the Company expects to continue to experience such variations in the future. There can be no assurance that the markets for the Company's products will continue to develop or that the Company's products will be accepted within such markets. If the markets for the Company's products fail to develop, or develop more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.


Rapid Technological Change and New Products

     The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies, such as DynamicInput, and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in document image processing software, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced delays in the past in the release of new products and new product enhancements. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products or that the Company's new products and product enhancements will achieve market acceptance.


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


Risks Associated with International Sales and Operations

     The Company anticipates that for the foreseeable future a significant portion of its revenues will be derived from sources outside North
America and the Company intends to continue to expand its sales and support operations internationally. In order to successfully expand international sales, the Company may establish additional foreign operations, expand its international sales channel management and support organizations, hire additional personnel, customize its products for local markets, recruit additional international resellers and increase the productivity of existing international resellers. To the extent that the Company is unable to do these things in a timely and cost-effective manner, the Company's sales growth internationally, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. Even if the Company is able to successfully expand its international operations there can be no assurance that the Company will be able to maintain or increase international market demand for its products.
     The Company's international operations are generally subject to a number of risks, including costs of customizing products for foreign countries, protectionist laws and business practices favoring local competition, dependence on local vendors, compliance with multiple, conflicting and changing government laws and regulations, longer sales cycles, greater difficulty or delay in accounts receivable collection, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, foreign currency exchange rate fluctuations, multiple and conflicting tax laws and regulations and political and economic instability. To date, a majority of the Company's revenues and costs have been denominated in U.S. dollars. However, the Company believes that in the future, an increasing portion of the Company's revenues and costs will be denominated in foreign currencies. Although the Company may from time to time undertake foreign exchange hedging transactions to reduce its foreign currency transaction exposure, the Company does not currently attempt to eliminate all foreign currency transaction exposure.


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


                                    PART II

Item  5.      Market for Registrant's Common  Equity  and Related
              Stockholders Matters

Price range of common stock

                                                       Quarter Ended
                                         ------------------------------------------
1999                                     March 31,  June 30,   Sept. 30,  Dec. 31,
---------------------------------------- ---------  ---------  ---------  ---------
Stock prices:
  High                                       7.50       6.25       5.88      19.50
  Low                                        4.88       5.00       3.75       3.56

1998
----------------------------------------
Stock prices:
  High                                       6.63       7.38       8.38       8.13
  Low                                        4.50       5.13       5.50       5.13


Common stock market price

     The Company's common stock is traded on The Nasdaq National Market under the symbol INPT. The Company's common stock began trading in September
1993. There were approximately 138 stockholders of record and approximately 2,400 beneficial shareholders of record at February 29, 2000.

     To date, the Company has not declared or paid any cash dividends on its common stock. The Company does not anticipate paying dividends on its common stock in the foreseeable future.


Item 6.        Selected Consolidated Financial Data.

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements.

                                              Year Ended December 31,
                                -------------------------------------------------
                                  1999      1998      1997      1996      1995
                                --------- --------- --------- --------- ---------
Consolidated Statements of
    Operations Data:
----------------------------
Net revenues                     $22,178   $17,409   $12,240    $7,090    $3,384
Gross profit                      18,964    15,661    11,359     6,768     3,315
Operating income (loss)             (848)      832       (91)   (2,304)   (1,037)
Net income (loss)                   (141)    1,039       394    (1,449)     (460)
Diluted income (loss)
   per share                      ($0.03)    $0.18     $0.05    ($0.19)   ($0.06)

For discontinued operations:
Net income (loss)                          ($1,351)     $687      $286    $6,618
Diluted income (loss) per share             ($0.24)    $0.10     $0.04     $0.87

Net income (loss)                  ($141)    ($312)   $1,081   ($1,163)   $6,158
Diluted income (loss) per share   ($0.03)   ($0.06)    $0.15    ($0.15)    $0.81
Shares used in per share
   calculations                    4,370     5,657     7,285     7,548     7,586

Consolidated Balance
   Sheets Data:
----------------------------
Working capital                  $13,863   $19,030   $16,981   $22,241   $15,515
Total assets                      23,178    26,877    37,693    41,074    39,929
Stockholders' equity              17,378    21,357    33,923    39,018    39,331


Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

     The following table sets forth, for the periods indicated, certain financial data from the Company's consolidated statements of operations as a percentage of revenues.

                                                          Year Ended December 31,
                                                    --------------------------------
                                                       1999       1998       1997
                                                    ---------- ---------- ----------
Net revenues from continuing operations
  License                                                80.5%      88.6%      92.0%
  Service                                                19.5%      11.4%       8.0%
                                                    ---------- ---------- ----------
Total  revenues                                         100.0%     100.0%     100.0%

Cost of revenues
  License                                                 2.8%       2.8%       2.2%
  Service                                                11.7%       7.2%       5.0%
                                                    ---------- ---------- ----------
Cost of revenues                                         14.5%      10.0%       7.2%

    Gross profit                                         85.5%      90.0%      92.8%
                                                    ---------- ---------- ----------

Research and development                                 25.2%      24.2%      32.7%
Sales and marketing                                      50.4%      45.2%      43.1%
General and administrative                               13.7%      15.8%      17.7%
                                                    ---------- ---------- ----------
    Operating income (loss)                              -3.8%       4.8%      -0.7%

Interest and other income                                 2.8%       3.9%       5.6%
                                                    ---------- ---------- ----------
    Income (loss) before provision for income taxes      -1.0%       8.7%       4.9%
Provision (benefit) for income taxes                     -0.4%       2.7%       1.7%
                                                    ---------- ---------- ----------
    Net income (loss) from continuing operations         -0.6%       6.0%       3.2%
                                                    ========== ========== ==========

Revenues

     The Company's license revenues increased by 16% in 1999 to $17.9 million from $15.4 million in 1998 and increased by 37% in 1998 from $11.2 million in 1997. As a percent of total revenue, licenses accounted for 80.5%, 88.6% and 92.0% of 1999, 1998 and 1997 respectively. The increases in license revenue are due primarily to increased revenues from the InputAccel product line.
     The Company's service revenues, which include software maintenance and professional consulting, increased by 118% in 1999 to $4.3 million from $2.0 million in 1998 and increased by 102% in 1998 from $980,000 in 1997. This represents 19.5%, 11.4% and 8.0% of 1999, 1998 and 1997 total revenues respectively. The increase in service revenues in both absolute and percentage terms was attributable to a larger installed base of customers purchasing ongoing software maintenance; and increases in the Company's training and professional consulting offerings.


Gross Profit

     Gross profit increased by 21% to $19.0 million in 1999 from $15.7 million in 1998 and increased 38% in 1998 from $11.4 million in 1997. Gross profit margin decreased to 86% in 1999 from 90% in 1998. The decrease in gross margin percent is largely due to the increased percentage of revenues derived from software maintenance and professional services, which have lower margins than revenues from product licensing. The Company expects revenues from maintenance and services to continue to increase as a percentage of overall revenues.


Research and Development

     Research and development expenses increased by 33% in 1999 to $5.6 million from $4.2 million in 1998 and by 5% in 1998 from $4.0 million in 1997. The increase in 1999 is largely due to investments made for the DynamicInput product line. Research and development expenses increased as a percentage of revenue to 25% in 1999, from 24% in 1998, which decreased from 33% in 1997.
     Current staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources, to this area. As a result, research and development expenses are likely to increase during 2000 and beyond.


Sales and Marketing

     Sales and marketing expenses increased by 42% in 1999 to $11.2 million from $7.9 million in 1998 and by 49% in 1998 from $5.3 million in 1997. Sales and marketing expenses increased as a percentage of revenue to 50% in 1999, from 45% in 1998 and increased from 43% in 1997, respectively.
The Company expects that sales and marketing expenses will continue to increase in the future as the Company continues to expand sales and marketing programs, especially for those related to DynamicInput.


General and Administrative

     General and administrative expenses increased by 11% in 1999 to $3.0 million from $2.8 million in 1998 and by 27% in 1998 from $2.2 million in 1997. General and administrative expenses have decreased as a percentage of revenue to 14% in 1999, from 16% in 1998 and from 18% in 1997, respectively. The decreases, as a percent to sales, are primarily attributable to increased efficiencies resulting from higher revenue levels. The Company expects general and administrative expenses to continue to increase in absolute dollars in future periods.


Divestiture

     The sale of the display division resulted in a net loss of $1.4 million, or 24 cents per share, in 1998. This charge includes a loss from display division operations in the first quarter of 1998, net of tax benefit, of $361,000, and an estimated loss of $990,000, net of tax
benefit, on the sale of the net assets of the display division.   As a
result of sale, the Company owns a minority interest in Cornerstone Peripherals Technology, Inc., which is reflected as an `other asset' on the December 31, 1999 balance sheet.


Interest and Other Income

     Interest and other income decreased in 1999 to $631,000 from $675,000 in 1998 and decreased in 1998 from $688,000 in 1997.


Provision (benefit) for Income Taxes

     The provision (benefit) for income taxes as a percentage of pretax income (loss) was (35)%, 31% and 34% for 1999, 1998 and 1997, respectively.


Liquidity and Capital Resources

     At December 31, 1999, the Company had cash and cash equivalents of $9.2 million, a decrease of $5.2 million from December 31, 1998. At December
31, 1998, the Company had cash and cash equivalents of $14.4million, an increase of $2.2 million from December 31, 1997.
     At December 31, 1999, the working capital totaled $13.9 million, a decrease of $5.1 million from December 31, 1998. At December 31, 1998, the working capital totaled $19.0 million, an increase of $2.0 million from December 31, 1997.
     Net cash used in operating activities was $413,000 in 1999 compared to net cash provided by operating activities of $15.2 million 1998. The cash provided in 1998 was resulting from the sale of the Company's display division. Net cash provided by operating activities was $15.2 million in 1998 compared to $253,000 in 1997. The increase in net cash provided by operating activities from 1997 to 1998 was due primarily to conversion to cash of various assets from the discontinued display operation.
     Net cash used for investing activities, exclusively additions to property and equipment, was $827, 000 in 1999 compared to $821,000 in
1998 and $230,000 in 1997.
     Through February 11, 1999, the Company's Board of Directors authorized the use of up to $25 million to repurchase the Company's common stock.
The repurchased stock is expected to be held by the Company and may be used to meet the Company's obligations under its stock plans and for
other corporate purposes.   Since inception of the plan in 1997 to
December 31, 1999, 3.8 million shares have been repurchased for a total of $23.6 million. 1999 repurchases totaled $4.5 million. The Company used cash on hand to fund its purchases.
     The Company believes that its cash and cash equivalents, together with cash flows from operations will be sufficient to meet the Company's liquidity and capital requirements for the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix and competitive factors. Accordingly, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or other sources. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.


Quarterly Operating Results (Unaudited)

     The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 1999. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.


                        INPUT SOFTWARE, INC.
                 CONSOLIDATED FINANCIAL INFORMATION
           (unaudited - in thousands, except per share data)

                                                       Quarter Ended
                                         ------------------------------------------
1999                                     March 31,  June 30,   Sept. 30,  Dec. 31,
---------------------------------------- ---------  ---------  ---------  ---------
Net revenues                               $5,260     $5,856     $5,461     $5,601
Gross profit                                4,546      5,006      4,692      4,720
Operating income (loss)                        14        157       (133)      (886)
Net income                                    127        185         42       (495)
Basic and Diluted EPS:                       0.03       0.04       0.01      (0.12)


1998
----------------------------------------
Net revenues from continuing operations    $3,387     $4,160     $4,599     $5,263
Gross profit                                2,962      3,769      4,198      4,732
Operating income (loss)                       (93)       164        356        405
Net income (loss) from continuing
  operations                                   35        219        354        431
Net income (loss) from
  discontinued operations                  (2,645)     --         --         1,294
Basic and Diluted EPS:
  For continuring operations                 0.01       0.04       0.07       0.09
  For discontinued operations               (0.42)     --         --          0.26
                                         ---------  ---------  ---------  ---------
  Net income (loss)                         (0.41)      0.04       0.07       0.35




Item 8.         Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and auditor's report are included in Item 8 and appear following Item 14:

                Report of Independent Accountants

                Consolidated Balance Sheets  -  At December 31, 1999 and
                1998

                Consolidated Statements of Operations - Years Ended December 31, 1999, 1998, and 1997

                Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999, 1998, and 1997

                Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998, and 1997

                Notes to Consolidated Financial Statements


Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Diclosure.

                Not applicable.


                                    PART III

Item 10.        Directors and Officers of the Registrant.

      The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Key Employees" in
Part I of this Form 10-K Annual Report.


Item 11.        Executive Compensation.

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


Item 12.        Security Ownership of Certain Beneficial Owners and
Management.

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


Item 13.        Certain Relationships and Related Transactions.

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


                                   PART IV

ITEM 14.    Exhibits, Financial Statements, Schedules, and Reports on Form
            10-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.      Financial Statements

        Report of PricewaterhouseCoopers LLP
          Independent Accountants

        Consolidated Balance Sheets as of December 31,
          1999 and 1998

        Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
          December 31, 1999

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

        Notes to Consolidated Financial Statements


2. Financial Data Schedule.     Form 10-K
        Report of PricewaterhouseCoopers LLP
        Independent Accountants

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

Exhibit List
Number    Description
--------- ---------------------------------------------------------
2.1++ Agreement and Plan of Reorganization April 15, 1994 among the Company, Pixel Translations, Inc., and Cornerstone Acquisition Corporation.
3.1+      Amended and Restated Certificate of Incorporation of the
          Company.
3.2+++    Bylaws of the Company
4.1+      Reference is made to Exhibits 3.1 and 3.2
4.2+ Form of Investor Rights Agreement dated August 27, 1993 by and among the Company and the investors identified herein.
4.3 xx    Rights Agreement dated September 9, 1997
10.1+ Form of Indemnity Agreement entered into between the Company and its directors and officer.
10.2+     Form of the Company's 1993 Stock Option/Stock Issuance Plan.
10.3+     1989 Employee Stock Option Plan.
10.4+     Key Employee Stock Purchase Plan.
10.5+     Form of Employee Stock Purchase Plan.
21.1+     Subsidiaries of the Company.
23.1      Consent of PricewaterhouseCoopers, LLP
24.1      Power of Attorney (see page 22).
27        Financial Data Schedule



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

                              SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2000.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                          Title                     Date
--------------------------  -----------------------------------  -------------
/s/ Kimra Hawley            President, Chief Executive           March 14, 2000
--------------------------  Officer and Director
    Kimra Hawley            (Principal Executive Officer)


/s/ John Finegan            Chief Financial Officer,             March 14, 2000
--------------------------  Secretary and Director
    John Finegan            (Principal Financial and Accounting
                            Officer)

/s/ Thomas T. van Overbeek  Chairman of the Board                March 14, 2000
--------------------------  of Directors
    Thomas T. van Overbeek

/s/ Johannes Schmidt        Director                             March 14, 2000
--------------------------
    Johannes Schmidt

/s/ James E. Crawford III   Director                             March 14, 2000
--------------------------
    James E. Crawford III

/s/ Daniel D. Tompkins      Director                             March 14, 2000
--------------------------
    Daniel D. Tompkins

/s/ Bruce Silver            Director                             March 14, 2000
--------------------------
    Bruce Silver

Report of Independent Accountants

To the Board of Directors and Stockholders of Input Software, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Input Software, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Jose, California
January 31, 2000

                        INPUT SOFTWARE, INC.
                     CONSOLIDATED BALANCE SHEETS
                   (in thousands, except par value)

                                                              December 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
                         ASSETS
Current assets:
  Cash and cash equivalents                               $9,193     $14,447
  Accounts receivable, net of allowance for doubtful
     accounts of $209 in 1999 and $559 in 1998             5,300       4,490
  Prepaid expenses and other current assets                1,262         934
  Deferred income taxes                                    3,908       4,679
                                                       ----------  ----------
      Total current assets                                19,663      24,550

Property and equipment, net                                1,479       1,208
Deferred income taxes and other assets                     2,036         943
Net assets related to the discontinued Display Division                  176
                                                       ----------  ----------
                                                         $23,178     $26,877
                                                       ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $514        $652
  Accrued compensation and related liabilities             1,217         969
  Deferred revenue                                         1,997       1,694
  Other accrued liabilities                                2,072       2,205
                                                       ----------  ----------
       Total current liabilities                           5,800       5,520
                                                       ----------  ----------

Common stock, $0.01 par value; authorized: 25,000
   shares; issued and outstanding: 4,076 shares
   and 4808 shares at December 31, 1999 and
   1998, respectively                                         41          48
Paid-in capital                                            8,681      12,512
Retained earnings                                          8,656       8,797
                                                       ----------  ----------
     Stockholders' equity                                 17,378      21,357
                                                       ----------  ----------
                                                         $23,178     $26,877
                                                       ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements

                        INPUT SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share amounts)

                                                          Year Ended December 31,
                                                    --------------------------------
                                                       1999       1998       1997
                                                    ---------- ---------- ----------
Net revenues from continuing operations
  License                                             $17,858    $15,425    $11,260
  Service                                               4,320      1,984        980
                                                    ---------- ---------- ----------
Total  revenues                                        22,178     17,409     12,240

Cost of revenues
  License                                                 616        490        267
  Service                                               2,598      1,258        614
                                                    ---------- ---------- ----------
Cost of revenues                                        3,214      1,748        881

    Gross profit                                       18,964     15,661     11,359
                                                    ---------- ---------- ----------

Research and development                                5,586      4,212      4,016
Sales and marketing                                    11,182      7,863      5,270
General and administrative                              3,044      2,754      2,164
                                                    ---------- ---------- ----------
    Operating income (loss)                              (848)       832        (91)

Interest and other income                                 631        675        688
                                                    ---------- ---------- ----------
    Income (loss) before provision for income taxes      (217)     1,507        597

Provision (benefit) for income taxes                      (76)       468        203
                                                    ---------- ---------- ----------
    Net income (loss) from continuing operations        ($141)    $1,039       $394

Discontinued operations:
    Net income (loss) from operations of
        Discontinued Display Division                               (361)       687

Estimated net loss on the sale of Display Division                  (990)
                                                    ---------- ---------- ----------
Net income (loss) form discontinued operations                    (1,351)       687

Net income (loss)                                       ($141)     ($312)    $1,081
                                                    ========== ========== ==========

Basic and diluted EPS:
  For continuing operations                            ($0.03)     $0.18      $0.05
  For discontinued Display Division                               ($0.24)     $0.10
  Net income (loss)                                    ($0.03)    ($0.06)     $0.15
                                                    ========== ========== ==========

Shares used in Basic EPS calculation                    4,370      5,657      7,248
Shares used in Diluted EPS calculation                  4,370      5,731      7,285
                                                    ========== ========== ==========

       The accompanying notes are an integral part of these consolidated financial statements

                                  INPUT SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (in thousands)

                                                                   Unrealized
                                                                     Loss on                Total
                                     Common Stock      Additional  Marketable               Stock-
                                   ------------------   Paid-in    Securities,  Retained   holders'
                                    Shares    Amount    Capital        Net      Earnings    Equity
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1996           7,558      $76      $30,914          $0     $8,028    $39,018
  Common stock issued under:
    Stock option plan                    53                   116                               116
    Employee Stock Purchase Plan         91        1          447                               448
  Common stock repurchased           (1,007)     (10)      (6,447)                           (6,457)
  Common stock received for Pegasus     (35)                 (332)                             (332)
  Tax benefit from disqualifying
    dispositions of common stock                               49                                49
  Net income                                                                       1,081      1,081
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1997           6,660      $67      $24,747          $0     $9,109    $33,923
  Common stock issued under:
    Stock option plan                     2                    12                                12
    Employee Stock Purchase Plan         78        1          357                               358
  Common stock repurchased           (1,932)     (20)     (12,604)                          (12,624)
  Net loss                                                                          (312)      (312)
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1998           4,808      $48      $12,512          $0     $8,797    $21,357
  Common stock issued under:
    Stock option plan                    16                   116                               116
    Employee Stock Purchase Plan         70        1          339                               340
  Common stock repurchased             (818)      (8)      (4,462)                           (4,470)
  Tax benefit from disqualifying
    dispositions of common stock                               87                                87
  Stock-based compensation                                     89                                89
  Net loss                                                                          (141)      (141)
                                   --------- -------- ------------ ----------- ---------- ----------
Balances, December 31, 1999           4,076      $41       $8,681          $0     $8,656    $17,378
                                   ========= ======== ============ =========== ========== ==========

    The accompanying notes are an integral part of these consolidated financial statements

                        INPUT SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)

                                                     Year Ended December 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
Cash flows from operating activities:
  Net income (loss)                                ($141)     ($312)    $1,081
  Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
     Provision for doubtful accounts                (350)       207        249
     Stock compensation charge                        89
     Depreciation and amortization                   556        669        383
     Discontinued operations                         176     15,286       (988)
     Deferred income taxes                          (275)       (28)      (353)
  (Increase) decrease in assets and
   liabilities:
     Accounts receivable                            (460)    (1,751)    (1,567)
     Other assets                                   (375)      (583)      (315)
     Accounts payable                               (138)       189        160
     Accrued compensation and related
      liabilities                                    248        506        171
     Deferred revenue                                303      1,040        221
     Accrued liabilities                             (46)        15      1,211
                                               ---------- ---------- ----------
         Net cash (used) provided by
         operating activities                       (413)    15,238        253
                                               ---------- ---------- ----------
Cash flows from investing activities:
  Property and equipment additions                  (827)      (821)      (230)
                                               ---------- ---------- ----------
         Net cash used in investing activities      (827)      (821)      (230)
                                               ---------- ---------- ----------
Cash flows from financing activities:
  Common stock received from Pegasus sale                                 (332)
  Repurchase of common stock                      (4,470)   (12,624)    (6,457)
  Net proceeds from issuance of common stock         456        370        564
                                               ---------- ---------- ----------
         Net cash used in financing activities    (4,014)   (12,254)    (6,225)
                                               ---------- ---------- ----------
Net increase (decrease) in cash and
   cash equivalents                               (5,254)     2,163     (6,202)
                                               ---------- ---------- ----------
Cash and cash equivalents at beginning of perio   14,447     12,284     18,486
                                               ---------- ---------- ----------
Cash and cash equivalents at end of period        $9,193    $14,447    $12,284
                                               ========== ========== ==========
Supplemental cash flow disclosures:
Cash (received) paid during the year for taxes       364       (997)     1,203
Tax benefit from disqualifying dispositions           87                    49

    The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Business of the Company:

         Input Software, Inc. and subsidiaries (the "Company") develops, markets, and services software that helps automate and manage the input of external information into an organization's internal computing systems. On September 8, 1998 the Company sold its display division to its management (see Note 3). Accordingly, the operating results and net assets of the display division have been segregated from continuing operations in prior periods and reported as separate line items on the statements of operations and balance sheets.


2.      Summary of Significant Accounting Policies:

        Principles of Consolidation:
        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Input Software
GmbH and Input Software (UK) Ltd. All significant intercompany accounts and transactions have been eliminated.

Restatement and Reclassifications:
        The financial statements for 1997 and 1998 have been restated for the effects of the discontinued operations of the display division (see Note 3).

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

        Revenue Recognition
        Revenue is generated from four primary sources: licensing of product, royalties, software maintenance, and professional services. Product licensing and royalty revenue is recognized upon shipment if a signed agreement exists, the fee is fixed and determinable, collection of invoice amounts are probable, and product returns are reasonably estimable. Maintenance revenue for ongoing customer support and product updates is recognized ratably over the period of the maintenance contract. Payments for such are generally made in advance and are non-refundable.
Professional service revenue is recognized as services are provided. For contracts with multiple obligations (e.g.
deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management.

        Advertising:
        The Company expenses the costs of advertising as the expenses are incurred. The costs of advertising consist primarily of magazine advertisements, brochures, other direct production costs. Costs associated with trade shows are charged to expense upon completion of the trade show. The advertising and related promotional expense for the years ended December 31, 1999, 1998, and 1997 was $1.0 million, $722,000 and $634,000 respectively.

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

        In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands):



                                                          Year Ended December 31,
                                                    --------------------------------
                                                       1999       1998       1997
                                                    ---------- ---------- ----------
Net income (loss)                                       ($141)     ($312)    $1,081
  (numerator)

Shares used in basic EPS calculations
  (denominator)                                         4,370      5,657      7,248

Dilutive effect of stock options                                                 37

Shares used in diluted EPS calculations                 4,370      5,657      7,285

Basic EPS                                              ($0.03)    ($0.06)     $0.15

Diluted EPS                                            ($0.03)    ($0.06)     $0.15

Options outstanding at December 31, 1999, 1998, and 1997 not included in computation of diluted EPS because the exercise price was greater than the average market price or because the Company incurred a net loss:

                                                       1999       1998       1997
                                                    ---------- ---------- ----------
number of options shares (0000)                         2,660      1,876      1,858
price range                                         $1.39-$15.7$1.39-$15.7$.40-$16.2


        Concentration of Credit Risk:

     The Company sells its products primarily in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses which have been within management's expectations. Substantially all cash and cash equivalents are held by one bank
     In accordance with Statement of Financial Accounting
Standard No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end. Gains and losses resulting from foreign exchange transactions are included in results of operations.


        Comprehensive Income

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income; therefor, no separate statement of comprehensive income has been presented.


        Cash and Cash Equivalents:

     The Company considers all highly liquid investments with an original maturity from date of purchase of one year or less to be cash equivalents.


        Recent Pronouncements

     In December 1998, AcSEC released Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, `Software Revenue Recognition,' with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each undelivered element) are satisfied
     The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions that were entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We have evaluated the requirements of SOP 98-9 and do not believe it will have a material impact on our current revenue recognition policies.
     As of January 1, 1999 the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and applies to all nongovernmental entities. The adoption of SOP 98-1 had no material impact on the Company's financial statements.
     In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July of 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the fiscal year 2001.
     In December, 1999 the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on the financial statements and related disclosures which will be effective for the year ended December 31, 2000.


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


4.   Balance Sheet Components (in thousands):


        Property and equipment:           1999      1998
                                        --------- ---------
     Office equipment and machinery       $2,224    $1,832
     Software                                480       188
     Leasehold improvements                  520       444
                                        --------- ---------
                                           3,224     2,464
     Less accumulated depreciation
        and amortization                  (1,745)   (1,256)
                                        --------- ---------
                                          $1,479    $1,208
                                        ========= =========

        Depreciation expense was approximately $556,000, $669,000, and $383,000 in 1999, 1998, and 1997 respectively


5.      Commitments:

        Commitments

        The Company has entered into various operating leases for their facilities and sales offices. Future rental commitments under these operating leases are as follows (in thousands):

Year ended December 31,

     2000                                 $1,113
     2001                                  1,153
     2002                                  1,194
     2003                                  1,237
     2004                                    317
     Subsequent years                        524
                                        ---------
      Total                               $5,538
                                        =========

        Rent expense was approximately $1.2 million, $409,000, and $204,000 in 1999, 1998, and 1997, respectively.


6.  Financial Information for the Display Division

     Operating results of the discontinued display division are as follows:

                                     Year Ended December 31,
                               -------------------------------
                                            1998       1997
                                          ---------  ---------
Revenue                                    $16,510    $79,614
Net income (loss)                             (361)       687


Assets and liabilities:
                                            1998       1997
                                          ---------  ---------
Accounts receivable                                   $12,941
Inventory                                             $10,933
Equipment                                              $1,460
Other Assets                                $1,138       $195
                                          ---------  ---------
Total assets                                $1,138    $25,529

Accounts payable                                       $6,146
Accrued Warranty                                       $1,931
Deferred revenue                                         $360
Accrued Liabilities                           $962     $1,630
                                          ---------  ---------
Total liabilities                             $962    $10,067

Net Assets                                    $176    $15,462
                                          =========  =========


7.      Stockholders' Equity:

        Preferred Stock: The Board of Directors is authorized to determine the price, rights, preferences, privileges and restrictions (including voting rights) of preferred stock without any further vote or action by the stockholders. The Board is also authorized to increase or decrease the number of shares of any series. At December 31, 1999, there were 2,000,000 shares of $.01 par value preferred stock authorized. No preferred shares were issued and outstanding at December 31, 1999, 1998, or 1997.

        Employee-Stock Purchase Plan: The Board of Directors has reserved 200,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, 130,000 shares under the 1997 Employee Stock Purchase Plan, and 150,000 shares under the 1998 Employee Stock Purchase Plan. Employees may elect to have the Company withhold up to 10% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of the stock on the first day of a two-year offering or the last day of a six-month purchase period, whichever is lower. The number of shares employees may purchase is subject to certain limitations.

        Stock-Option Plan: The Company has established the 1993 Stock Option/Stock Issuance Plan and the 1999 Stock Plan. As amended, the 1993 Plan authorizes the issuance of up to 2,974,852 shares of common stock over the term of the Plan, pursuant to the grant of incentive stock and non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors. The 1999 Plan authorizes the issuance of up to 300,000 shares of common stock over the term of the Plan, pursuant to the grant of non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors. Additionally, the Company has issued an option for 47,750 shares to a consulting firm with which it has an ongoing business relationship.

        Under these Plans, the exercise price per share is determined by the Compensation Committee. The exercise price of an incentive option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price of a non-qualified option cannot be less than 85% of such fair market value. Options generally vest over four years and are exercisable for a term of ten years.

      Aggregate activity under the plans is as follows (in thousands except the per share amounts):

                                                      Options Outstanding
                                       -------------------------------------------
                             Shares                                       Weighted-
                            Available  Number                             average
                              for        of                               Exercise
                             Grant     Shares    Price Per Share Amount    Price
                            --------   ------- ---------------- --------- --------
Balance, December 31, 1996      280     1,395   $0.40 - $18.50   $11,600    $8.32

   Plan Amendment               400
   Options granted           (1,068)    1,068   $4.63 -  $9.25     7,325    $6.86
   Options canceled             427      (427)  $5.60 - $15.25    (3,554)   $8.31
   Options exercised                      (53)  $0.40 -  $8.63      (115)   $2.18
   Options expired               88       (88)  $3.00 - $15.25      (759)   $8.66
                            --------   -------                  ---------
Balance, December 31, 1997      127     1,895   $0.40 - $16.25   $14,497    $7.65

   Plan Amendment               200
   Options granted             (523)      523   $4.69 -  $7.75     3,471    $6.64
   Options canceled             540      (540)  $1.60 - $15.25    (4,096)   $7.59
   Options exercised                       (2)  $1.39 -  $5.94       (12)   $5.42
                            --------   -------                  ---------
Balance, December 31, 1998      344     1,876   $1.39 - $15.75   $13,860    $7.39

   Plan Amendment               648
   Options granted             (982)      982   $3.69 - $15.38     5,134    $5.23
   Options canceled             124      (182)  $4.00 -  $9.50    (1,437)   $7.47
   Options exercised                      (16)  $5.60 -  $8.63      (116)   $7.30
                            --------   -------                  ---------
Balance, December 31, 1999      134     2,660   $1.39 - $15.75   $17,441    $6.58
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

        The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                          Options Oustanding             Options Exercisable
                  ----------------------------------  -----------------------
                               Weighted
                    Number      Average    Weighted      Number     Weighted
                  Outstanding  Remaining   Average    Exercisable   Average
    Range of         as of    Contractual  Exercise      as of      Exercise
 Exercise Prices   12/31/99   Life (Years)  Price       12/31/99     Price
----------------  ----------- ----------- ----------  ------------ ----------
                    (000s)                               (000s)
 $1.39 -  $5.00          558         8.1      $4.68           220      $4.93
 $5.06 -  $6.19          849         9.1       5.52            61       5.63
 $6.25 - $15.75        1,253         7.2       8.14           823       8.50
                  -----------                         ------------
                       2,660         8.0      $6.58         1,104      $7.63
                  ===========                         ============

      Fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997:

                                             1999       1998       1997
                                           ---------  ---------  ---------
   Risk-free interest rates                    5.50%      5.17%      6.12%
   Expected life                           3.5 years  3.5 years  3.8 years
   Volatility                                    50%        66%        66%
   Dividend yield                               --         --         --


      The weighted average fair value of those options granted in 1999, 1998, 1997 was $2.79, $3.36 and $3.53, respectively. The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase plan, under the Black-Scholes valustion model using the following assumptions for 1999, 1998, and 1997:

                                             1999       1998       1997
                                           ---------  ---------  ---------
   Risk-free interest rates                    5.50%      5.17%      5.32%
   Expected life                            0.50 years 0.50 years 0.50 years
   Volatility                                    50%        66%        66%
   Dividend yield                               --         --         --

      The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 was $2.61, $2.51 and $6.11, respectively.

      The following pro forma income information has been prepared following the provisions of SFAS No. 123 (in thousands except per share data):

                                             1999       1998       1997
                                           ---------  ---------  ---------
   Net income (loss)- proforma              ($1,443)   ($1,864)   ($1,238)
   Basic EPS - proforma                      ($0.33)    ($0.33)    ($0.17)
   Diluted EPS - proforma                    ($0.33)    ($0.33)    ($0.17)

      The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.


8.      Significant Customers and Export Revenues:

     The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information, " effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and introduces requirements for interim reporting of segment information.
     The Company has determined that it has a single reportable segment consisting of the development, marketing and servicing of information capture software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices in United Kingdom and Germany, responsible for the sales activities to foreign customers, invoiced by the Company's headquarters in the United
States. The foreign subsidiaries do not carry any significant long-live assets, and income and assets of the Company's foreign subsidiaries were not significant. Revenue from external customers by geographic area for each of the three fiscal periods is presented in the following table:

                                 1999       1998       1997
                               ---------  ---------  ---------
US                              $16,189    $12,866     $9,768
   % of total                      73.0%      74.0%      80.0%
International                     5,989      4,543      2,472
   % of total                      27.0%      26.0%      20.0%

        For the years ended December 31 1999, 1998, and 1997 no customer accounted for more than 10% of the Company's revenues.


9.Income Taxes:

     Income tax expense(benefit) consists of (in thousands):

                                     1999      1998      1997
                                   --------- --------- ---------
Current:
  Federal                                                  $444
  State and local                         2         2       414
  Foreign                               128                  47
                                   --------- --------- ---------
                                       $130        $2      $905
                                   --------- --------- ---------
Deferred:
  Federal                             ($161)     $160     ($193)
  State and local                       (45)       58      (143)
                                   --------- --------- ---------
                                      ($206)     $218     ($336)
                                   --------- --------- ---------
Total:
  Federal                             ($161)     $160      $251
  State and local                       (43)       60       271
  Foreign                               128                  47
                                   --------- --------- ---------
                                       ($76)     $220      $569
                                   ========= ========= =========

      The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                     1999      1998      1997
                                   --------- --------- ---------
Statutory federal income tax rate     -34.0%     34.0%     34.0%
State taxes                             5.8%      5.7%      5.8%
Foreign taxes in excess of US rate     19.9%
Research and development credits      -41.5%     -3.7%
Tax exempt interest                                        -1.0%
Non-deductible expenses                17.8%
Other, net                             -3.2%     -4.9%     -4.2%
                                   --------- --------- ---------
                                      -35.2%     31.1%     34.6%
                                   ========= ========= =========

       The components of the deferred tax asset (in thousands):

                                               1999      1998
                                             --------- ---------
Deferred tax assets:
  Provision for doubtful accounts                 $87      $223
  Accrued liabilities                             471       483
  Depreciation and basis differences                        949
  Net operating loss carryforwards              3,369     2,344
  Research & development tax
   credit carryforwards                         1,440       770
                                             --------- ---------
       Total deferred tax asset                $5,367    $4,769
                                             ========= =========
Deferred tax liabilities:

  Depreciation and basis differences              (41)

Net deferred tax asset                         $5,326    $4,769
                                             ========= =========

     At December 31, 1999, the Company had $9.9 million and $2.2 million of federal and California net operating loss carryfowards. These carryforwards expire beginning 2018 and 2003 for federal and California tax purposes, respectively. In addition, the Company had $945,000 of research and development tax credits available to offset future U.S. federal income tax. These carryforwards expire in 2004. For California franchise tax purposes, the Company has research and development credit carryforwards of $750,000.


10.     Special Incentive Bonus Plan

        On October 8, 1999, the Company adopted (and further amended on December 29, 1999 and February 1, 2000) a Special Incentive
Bonus Plan that, upon a specified increase to the Company's per share stock price, would result in bonus payments of $2.6 million, consisting of a combination of cash and stock.
During February 2000 the Company satisfied the requirements for payment of bonuses pursuant to the plan.


11.     Employee Benefit Plan

        The Company provides a 401(K) Plan to its employees providing tax deferred salary deductions for eligible employees. Participants may make voluntary contributions between 1% and 20% of their compensation subject to certain annual maximums. The Company matches 50% of employee contributions with a maximum of $2,000 per employee. The Plan provides for additional Company contributions at its discretion. Total contributions made by the Company were $212,000, $157,000, and $168,000 during 1999, 1998, and 1997, respectively.


12.       Stock Repurchases

        Since February 1997 through February, 2000, the Company's Board of Directors has authorized the use of up to $25 million to repurchase the Company's common stock. Through December 31, 1999 the Company has repurchased 3.8 million shares for a total of $23.6 million. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and may continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company has used cash on hand to fund its purchases.

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Input Software, Inc.:

Our audits of the financial statements referred to in our report dated January 31, 2000, appearing herein this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, California
January 31, 2000

                        INPUT SOFTWARE, INC.

      SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS
                             (in thousands)

                                          Additions
                              Balance at  Charged to               Balance
                              beginning   costs and                 at end
Description                    of year     expenses   Write-Offs   of year
----------------------------  ----------  ----------  ----------  ----------
Year ended December 31, 1999
   Allowance for bad debt          $559       ($350)         $0        $209

Year ended December 31, 1998
   Allowance for bad debt          $409        $207        ($57)       $559

Year ended December 31, 1997
   Allowance for bad debt          $175        $249        ($15)       $409