Form 10-Q
period 2000-03-31
INPUT SOFTWARE INC
filed 2000-05-15
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-22292

ACTIONPOINT, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	77-0104275
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1299 Parkmoor Avenue
San Jose, California    95126
(Address of Principal Executive Offices including Zip Code)

(408) 325-3800
(Registrant's Telephone Number, Including Area Code)

Input Software, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 2000: 4,174,493

ACTIONPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2000 and December 31, 1999	**

Consolidated Statements of Operations for the three month periods ended March 31, 2000 and 1999	**

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999	**

Notes to the Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature Page	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIONPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, In thousands)

                                                   March 31,  December 31,
                                                     2000         1999
                                                 -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents ....................     $6,394       $9,193
  Accounts receivable...........................      3,684        5,300
  Deferred income taxes and
     other current assets.......................      5,630        5,170
                                                 -----------  -----------
    Total current assets........................     15,708       19,663

Property and equipment, net.....................      1,637        1,479
Other assets....................................      1,536        2,036
Net assets related to the
     discontinued display division..............       --           --
                                                 -----------  -----------
                                                    $18,881      $23,178
                                                 ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $572         $514
  Deferred revenue..............................      1,989        1,997
  Accrued liabilities...........................      3,120        3,289
                                                 -----------  -----------
    Total current liabilities...................      5,681        5,800
                                                 -----------  -----------

Stockholders' equity:
  Common stock..................................         42           41
  Paid in capital...............................      9,641        8,681
  Retained earnings.............................      3,517        8,656
                                                 -----------  -----------
    Stockholders' equity........................     13,200       17,378
                                                 -----------  -----------
                                                    $18,881      $23,178
                                                 ===========  ===========

The accompanying notes are an integral part of these consolidated condensed financial statements

ACTIONPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

                                     Three Months Ended
                                          March 31,
                                    -------------------
                                       2000      1999
                                    --------- ---------
Net revenues:
  License.........................    $3,518    $4,427
  Service.........................     1,095       833
                                    --------- ---------
Total revenues....................     4,613     5,260

Cost of revenues:
  License.........................        83       213
  Service (exclusive of stock
    related bonus expense of
    $138k in 2000)................       745       501
                                    --------- ---------
Cost of revenues..................       828       714
                                    --------- ---------
Gross profit                           3,785     4,546
                                    --------- ---------
Research and development
  (exclusive of stock related
  bonus expense of $710k in 2000..     1,747     1,229
Sales and marketing
  (exclusive of stock related
  bonus expense of $638k in 2000..     3,328     2,450
General and administrative
  (exclusive of stock related
  bonus expense of $1,090k in 2000       872       853
                                    --------- ---------
Operating income (loss) before
  stock related bonus expense.....    (2,162)       14
Stock related bonus expense.......     2,576        --
                                    --------- ---------
Operating income (loss)...........    (4,738)       14
Interest income/other.............       106       175
Write-off of minority equity
  investment......................      (500)       --
                                    --------- ---------
Income (loss) before provision
   for income taxes...............    (5,132)      189
Provision for income taxes........         7        62
                                    --------- ---------
Net income (loss).................   ($5,139)     $127
                                    ========= =========

Basic and diluted EPS:
 Net income (loss)................    ($1.24)    $0.03
                                    ========= =========

Shares used in EPS calculations:
   Basic .........................     4,134     4,710
   Diluted........................     4,134     4,723

The accompanying notes are an integral part of these consolidated condensed financial statements

ACTIONPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED - IN THOUSANDS)

                                                            Three Months Ended
                                                                March 31
                                                          -------------------
                                                            2000      1999
                                                          --------- ---------
Cash flows from continuing operations:
 Net income (loss)......................................   ($5,139)     $127
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation and amortization........................       182       118
   Stock compensation charge............................        59        --
   Write-off of minority equity investment..............       500        --
   Shares issued for stock related bonnus...............       346        --
   Discontinued operations..............................        --       382
   (Increase) decrease in assets and liabilities:
    Accounts receivable.................................     1,616      (277)
    Other assets........................................      (460)      (12)
    Accounts payable....................................        58      (368)
    Deferred revenue....................................        (8)       83
    Accrued liabilities.................................      (169)     (507)
                                                          --------- ---------
    Net cash provided by operating activities...........    (3,015)     (454)
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................      (340)     (199)
                                                          --------- ---------
    Net cash used in investing activities...............      (340)     (199)
                                                          --------- ---------
Cash flows from financing activities:
 Repurchase of common stock.............................        --    (1,164)
 Net proceeds from issuance of common stock.............       556        --
                                                          --------- ---------
    Net cash used in financing activities...............       556    (1,164)
                                                          --------- ---------
Net decrease in cash and cash equivalents...............    (2,799)   (1,817)

Cash and cash equivalents at beginning of period........     9,193    14,447
                                                          --------- ---------
Cash and cash equivalents at end of period..............    $6,394   $12,630
                                                          ========= =========

The accompanying notes are an integral part of these consolidated condensed financial statements

ACTIONPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Unaudited Financial Information:

The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 balance sheet data was derived from audited financial statements contained in the Company's 1999 Annual Report on Form 10-k but does not include all disclosures required by generally accepted accounting principles. The unaudited financial statements for the three month periods ended March 31, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

Recent Pronouncements:

In June of 1998, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July of 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the fiscal year 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for the Company's fiscal year ending December 31, 2000.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 is intended to clarify certain problems that have arisen in practice since the issuance of APB 25 and provide guidance, some of which is a significant departure from current practice. FIN 44 generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The Company believes the adoption of this pronouncement will not have a material impact on the Company's financial position and results of operations.

3. INCOME TAXES:

The tax benefit related to the operating loss for the quarter ended March 31, 2000 has been offset by a valuation reserve placed against the resulting deferred tax assets. The remaining provision reflects foreign taxes.

4. STOCK REPURCHASE:

Since February 1997 the Company's Board of Directors has authorized the use of up to $25 million to repurchase the Company's common stock. Through December 31, 1999 the Company repurchased 3.8 million shares for a total of $23.6 million. No repurchases were made in the quarter ending March 31, 2000. The repurchased stock is being held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and may continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:

On April 24, 2000, the Company announced a name change from Input Software, Inc. to ActionPoint, Inc. This change was made to more effectively communicate a new strategic focus on e-commerce interaction management software.

The Company helps Global 1000 organizations, dot.com companies and B2B net market makers simplify Web-based and paper-based business transactions. ActionPoint products are part of the e-commerce infrastructure required to deliver scaleable, flexible and high performance e-business solutions. ActionPoint Dialog Server™ is designed to replace static Web forms with personalized, intelligent interactions. The ActionPoint Enterprise Server™ is a delivery and integration mechanism behind the firewall that integrates all types of information, both paper and web-based, into the enterprise infrastructure. Our award-winning information capture solution, InputAccel®, has been shipping since late 1995 and intelligently captures mission critical information -provided as email, paper, and faxes- into formats compatible with enterprise computing systems and the Internet.

The Company's also markets software tools, which allow hardware and software developers to save both time and money by offering stable, supported libraries of software code to drive certain computer peripherals rather than having to develop such software themselves. Most of these tools are based on the Company's Image & Scanner Interface Specification ("ISIS®"), an industry standard interface for scanners. ISIS also provides a key component for InputAccel.

RESULTS OF OPERATIONS:

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

Net Revenues

The Company's license revenues decreased 21% in the first quarter of 2000 to $3.5 million from $4.4 million in the first quarter of 1999. As a percent of revenue, licenses accounted for 76% and 84% for the first quarter of 2000 and 1999 respectively. The decrease in revenue is due in large part to a shift in buying patterns from our Global 1000 customer base as they begin to move away from traditional paper based applications in order to focus on e-commerce solutions.

The Company's service revenues increased 31% in the first quarter of 2000 to $1.1 million from $833,000 in the first quarter of 1999. As a percent of revenue, services accounted for 24% and 16% for the first quarter of 2000 and 1999 respectively. The increase in service revenues both in absolute and percentage terms was primarily attributable to a larger installed base of customers purchasing annual software maintenance.

Gross Profit

Gross profit decreased 17% for the first quarter of 2000 to $3.8 million from $4.5 million for the first quarter of 1999. Gross margin decreased to 82% from 86% for the first quarter of 2000 and 1999, respectively. The decrease in gross margin percent is largely due to the increased percentage of revenues derived from software maintenance and services, which have lower margins than revenues from product licensing. The Company expects revenues from maintenance and services to continue to moderately increase as a percentage of overall revenues.

Research and Development

Research and development expenses increased 42% to $1.7 million in the first quarter of 2000 from $1.2 million in the first quarter of 1999. The increase is largely due to investments made for the ActionPoint product line. Research and development increased as a percentage of revenue to 38% from 23% for the first quarter of 2000 compared to the first quarter of 1999.

Current R&D staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area. As a result, quarterly research and development expenses are likely to increase during the remainder of 2000 and beyond.

Sales and marketing

Sales and marketing expenses increased 36% to $3.3 million in the first quarter of 1999 from $2.5 million in the first quarter of 1999. The Company expects that sales and marketing expenses will increase in the future, in absolute terms, as the Company continues to expand sales and marketing programs in conjunction with the launch of the ActionPoint product line. Sales and marketing increased as a percentage of revenue to 72% from 47% for the first quarter of 2000 compared to the first quarter of 1999.

General and administrative

General and administrative expenses in the first quarter of 2000 increased by 2% to $872,000 from $853,000 in the first quarter of 1999.

As a percentage of revenue, general and administrative expenses increased to 19% for the first quarter of 2000, from 16% for the first quarter of 1999. The Company expects general and administrative expenses to increase in succeeding future periods.

Stock Related Bonus Expense

The first quarter of 2000 included a one-time charge of $2.6 million related to a stock-based incentive plan.

Minority Equity Investment

Based on its assessment of the likelihood to realize value, the Company wrote off its $500,000 minority equity interest in Cornerstone Peripherals Technology. This investment was made in 1998 in conjunction with the sale of the Company's hardware division.

Provision for Income Taxes

The benefit for tax loss carryforward in the first quarter of 2000 was offset by an increase to the valuation allowance. The tax provision for the first quarter of 1999 utilized a rate of 33%.

Liquidity and Capital Resources

At March 31, 2000, the Company had cash and cash equivalents of $6.4 million, compared to $9.2 million at December 31, 1999.

Net cash used by operating activities was $3.0 million in the first three months of 2000 compared to net cash used by operating activities of $454,000 in the first three months of 1999. The funds were utilized to support increased expenses, primarily related to the ActionPoint product family, and for payments made under a stock-based incentive plan.

Net cash used in investing activities, exclusively additions to property and equipment, was $340,000 for the first three months of 2000, compared to $199,000 in the first three months of 1999.

Net cash provided by financing activities was $556,000 for the first three months of 2000, primarily from the proceeds of exercises of employee stock options. This compares to net cash used of $1.2 million for Company stock repurchased in the first quarter of 1999.

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

Recent Losses; Future Operating Results Uncertain

The Company's operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors, such as demand for the Company's products, the size and timing of significant orders, the number, the delay or deferral of customer implementations, timing and significance of product enhancements and new product announcements by the Company and its competitors, changes in pricing policies by the Company or its competitors, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, product life cycles, software defects and other product quality problems, the Company's ability to attract and retain qualified personnel, success in expanding the direct sales and customer support organizations, changes in the Company's sales incentive plans, changes in the mix of domestic and international revenues, the level of international expansion, foreign currency exchange rate fluctuations, performance of indirect channel partners, changes in the mix of indirect channels through which the Company's products are offered, the impact of acquisitions of competitors and indirect channel partners, the publication of opinions concerning the Company, its products or technology by industry analysts, changes in the Company's level of operating expenses and general domestic and international economic and political conditions.

During any given period, one or more of the foregoing factors may cause revenue to fluctuate significantly or operating expenses to be disproportionately high. For the past several quarters the Company has increased spending and has incurred operating losses. The increased spending has been due in large part to the investment of significant research and development and marketing resources to the yet-to-be-shipped ActionPoint product family. The Company expects to continue to devote substantial resources to these areas and as a result will need to achieve significantly increased quarterly revenues to achieve profitability. In particular, the Company intends to continue to hire additional sales, marketing and engineering personnel in 2000 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. While the Company's revenues generally have increased in recent periods, the revenues for the most recent quarter were below those of the same quarter of 1999. Accordingly there can be no assurance that revenues will increase in future periods, that revenues will grow at past rates or that the Company will return to profitability in the future.

The Company has limited ability to forecast future revenues, and it is likely that in some future period the Company's operating results will be below the expectations of public securities analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

Quarterly Operating Results Subject to Fluctuations; Seasonality

The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors. In addition to those mentioned earlier, these factors include the size and timing of significant orders, budgeting cycles of its customers, possible delays in recognizing licensing revenues and the trend within the software industry for a large portion of orders to be booked late in a calendar quarter. The Company operates with virtually no order backlog because its software products are shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, the Company achieves a significant portion of revenues from indirect sales channels over which the Company has little control. Moreover, the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.

The Company's business has experienced and is expected to continue to experience seasonality, largely due to customer buying patterns. In most of the recent years, the Company has had relatively stronger demand for its products during the quarter ending December 31 and demand has been relatively weaker in the quarter ending March 31. The Company believes that, adjusting for the negative in late 1999 impact caused by Year 2000 concerns, this pattern will continue. Based upon all of the factors described above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance.

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

Significant Competition

The market for the Company's products is intensely competitive and subject to rapid change. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from other established and emerging companies. Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition and a large installed base of customers. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than can the Company. There is also a substantial risk that announcements of competing products by large competitors could result in the delay or postponement of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to increase the ability of their products to address customer needs and which may limit the Company's ability to sell its products through particular reseller partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Product Concentration

The Company currently expects the sale and license of its InputAccel products and software tools to account for most of the Company's revenues for 2000, as revenues from the ActionPoint family of products not expected to start contributing in the second half of 2000. The Company's future operating results are, therefore, heavily dependent upon continued market acceptance of its products and enhancements to such. A decline in the demand for InputAccel or lack of market acceptance for the ActionPoint products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Emerging Markets

The market for interaction management and data capture is fragmented, rapidly changing, and extremely competitive. This market is still emerging and there can be no assurance that it will continue to grow or that organizations will continue to adopt the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about the Company's software products and the interaction management market generally. However, there can be no assurance that such expenditures will enable the Company's new products to achieve any additional degree of market acceptance. The rate at which organizations have adopted the Company's existing products has varied significantly and the Company expects to continue to experience such variations in the future. If the markets for the Company's products fail to develop, or develop more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

Rapid Technological Change and New Products

The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products, such as ActionPoint, embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in its software, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced delays in the past in the release of new products and new product enhancements. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products or that the Company's new products and product enhancements will achieve market acceptance.

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

Item 3- Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of March 31, 2000, the Company had $6,4 million of cash and cash equivalents.

The Company does not currently transact any significant portion of its business in functional currencies other than the United States dollar.

To the extent that it continues to transact its business using the United State dollar as its functional currency, the Company does not believe that the fluctuations in foreign currency exchange rates will have a material adverse effect on the Company's results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     11.1 Statement of Computation of Earnings Per Share

     27 Financial Data Schedule

(b) Reports on Form 8-K

     Not Applicable

ACTIONPOINT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIONPOINT, INC.

(Registrant)
Dated: May 15, 2000

By:	/s/ JOHN FINEGAN

John Finegan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

ACTIONPOINT, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
11.1	Statement of Computation of Earnings per Share
27	Financial Data Schedule (electronic filing only)