Form 10-Q
period 2000-06-30
ACTIONPOINT INC
filed 2000-08-16
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 2000: 4,222,798

ACTIONPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2000 and December 31, 1999	**

Consolidated Statements of Operations for the three and six month periods ended June 30, 2000 and 1999	**

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999	**

Notes to the Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature Page	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIONPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

                                                   June 30,   December 31,
                                                     2000         1999
                                                 -----------  -----------
                                                 (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................     $3,351       $9,193
  Accounts receivable...........................      5,533        5,300
  Deferred income taxes and
     other current assets.......................      5,888        5,170
                                                 -----------  -----------
    Total current assets........................     14,772       19,663

Property and equipment, net.....................      1,730        1,479
Other assets....................................      1,536        2,036
Net assets related to the
     discontinued display division..............       --           --
                                                 -----------  -----------
                                                    $18,038      $23,178
                                                 ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $523         $514
  Deferred revenue..............................      2,575        1,997
  Accrued liabilities...........................      3,264        3,289
                                                 -----------  -----------
    Total current liabilities...................      6,362        5,800
                                                 -----------  -----------

Stockholders' equity:
  Common stock..................................         42           41
  Paid in capital...............................      9,867        8,681
  Retained earnings.............................      1,767        8,656
                                                 -----------  -----------
    Stockholders' equity........................     11,676       17,378
                                                 -----------  -----------
                                                    $18,038      $23,178
                                                 ===========  ===========

The accompanying notes are an integral part of these consolidated condensed financial statements

ACTIONPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                  ------------------- -------------------
                                     2000      1999      2000      1999
                                  --------- --------- --------- ---------
Net revenues:
  License.........................  $4,715    $4,774    $8,233    $9,201
  Service.........................   1,311     1,082     2,406     1,915
                                  --------- --------- --------- ---------
Total revenues....................   6,026     5,856    10,639    11,116

Cost of revenues:
  License.........................      83       218       166       431
  Service (exclusive of stock
    related bonus expense of
    $138k in 2000)................     887       632     1,632     1,133
                                  --------- --------- --------- ---------
Cost of revenues..................     970       850     1,798     1,564
                                  --------- --------- --------- ---------
Gross profit                         5,056     5,006     8,841     9,552
                                  --------- --------- --------- ---------
Research and development
  (exclusive of stock related
  bonus expense of $710k in 2000..   1,821     1,288     3,568     2,517
Sales and marketing
  (exclusive of stock related
  bonus expense of $638k in 2000..   4,106     2,802     7,434     5,252
General and administrative
  (exclusive of stock related
  bonus expense of $1,090k in 2000     916       759     1,788     1,612
Stock related bonus expense.....        --        --     2,576        --
                                  --------- --------- --------- ---------
Operating income (loss)...........  (1,787)      157    (6,525)      171
Interest income/other.............      39       124       145       299
Write-off of minority equity
  investment......................      --        --      (500)       --
                                  --------- --------- --------- ---------
Income (loss) before provision
   for income taxes...............  (1,748)      281    (6,880)      470
Provision for income taxes........       2        96         9       158
                                  --------- --------- --------- ---------
Net income (loss)................. ($1,750)     $185   ($6,889)     $312
                                  ========= ========= ========= =========

Basic and diluted EPS:
 Net income (loss)................  ($0.42)    $0.04    ($1.66)    $0.07
                                  ========= ========= ========= =========

Shares used in EPS calculations:
   Basic .........................   4,179     4,475     4,157     4,592
   Diluted........................   4,179     4,484     4,157     4,602

The accompanying notes are an integral part of these consolidated condensed financial statements

ACTIONPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED - IN THOUSANDS)

                                                              Six Months Ended
                                                                June 30
                                                          -------------------
                                                            2000      1999
                                                          --------- ---------
Cash flows from operating activities:
 Net income (loss)......................................   ($6,889)     $312
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation and amortization........................       392       257
   Stock compensation charge............................        59        --
   Write-off of minority equity investment..............       500        --
   Shares issued for stock related bonnus...............       346        --
   Discontinued operations..............................        --       246
   (Increase) decrease in assets and liabilities:
    Accounts receivable.................................      (233)      (73)
    Other assets........................................      (718)       18
    Accounts payable....................................         9      (278)
    Deferred revenue....................................       578       291
    Accrued liabilities.................................       (25)     (606)
                                                          --------- ---------
    Net cash provided by (used in)operating activities..    (5,981)      167
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................      (643)     (374)
                                                          --------- ---------
    Net cash used in investing activities...............      (643)     (374)
                                                          --------- ---------
Cash flows from financing activities:
 Repurchase of common stock.............................        --    (2,763)
 Net proceeds from issuance of common stock.............       782       187
                                                          --------- ---------
    Net cash provided by (used in)financing activities..       782    (2,576)
                                                          --------- ---------
Net decrease in cash and cash equivalents...............    (5,842)   (2,783)

Cash and cash equivalents at beginning of period........     9,193    14,447
                                                          --------- ---------
Cash and cash equivalents at end of period..............    $3,351   $11,664
                                                          ========= =========

The accompanying notes are an integral part of these consolidated condensed financial statements

ACTIONPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Unaudited Financial Information:

The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 balance sheet data was derived from audited financial statements contained in the Company's 1999 Annual Report on Form 10-k but does not include all disclosures required by generally accepted accounting principles. The unaudited financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

Recent Pronouncements:

In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July of 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the fiscal year 2001.

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

2. INCOME TAXES:

The tax benefit related to the operating loss for the quarter ended June 30, 2000 has been offset by a valuation reserve placed against the resulting deferred tax assets. The remaining provision reflects foreign taxes.

3. STOCK REPURCHASE:

Since February 1997 the Company's Board of Directors has authorized the use of up to $25 million to repurchase the Company's common stock. Through December 31, 1999 the Company repurchased 3.8 million shares for a total of $23.6 million. No repurchases were made during the six months ended June 30, 2000. The repurchased stock is being held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and may continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:

On April 24, 2000, the Company announced a name change from Input Software, Inc. to ActionPoint, Inc. This change was made to more effectively communicate the Company's new strategic focus on e-commerce interaction management software.

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

Net Revenues

The Company's license revenues decreased 1% in the second quarter of 2000 to $4.7 million from $4.8 million in the second quarter of 1999. For the six months ended June 30, 2000, license revenues decreased 11% to $8.2 million from revenues of $9.2 million in the first six months of 1999. As a percent of revenue, licenses accounted for 78% and 82% for the second quarter of 2000 and 1999 respectively and 77% and 83% for the six months ended June 30, 2000 and 1999, respectively. The decrease in license revenue is due in large part to a shift in buying patterns from our Global 1000 customer base as they continue to prioritize projects for e-commerce solutions ahead of those relating to paper- to-digital conversion.

The Company's service revenues increased 21% in the second quarter of 2000 to $1.3 million from $1.1 million the second quarter of 1999. For the six months ended June 30, 1999, service revenues increased 26% to $2.4 million from revenues of $1.9 million in the first six months of 1999. As a percent of revenue, services accounted for 22% and 18% for the second quarter of 2000 and 1999 respectively and 23% and 17% for the six months ended June 30, 2000 and 1999, respectively. The increase in service revenues both in absolute and percentage terms was primarily attributable to a larger installed base of customers purchasing annual software maintenance service.

Gross Profit

Gross profit increased 1% for the second quarter of 2000 to $5.1 million from $5.0 million for the second quarter of 1999. For the six months ended June 30, 2000, gross profit decreased 7% to $8.8 million from gross profit of $9.6 million in the first six months of 1999. Gross margin decreased to 84% from 85% for the second quarter of 2000 and 1999, respectively, and to 83% from 86% for the six months ended June 30, 2000 and 1999, respectively. The decrease in gross margin percent is largely due to the increased percentage of revenues derived from software maintenance and services, which have lower margins than revenues from product licensing. The Company expects revenues from maintenance and services to continue to moderately increase as a percentage of overall revenues.

Research and Development

Research and development expenses increased 41% to $1.8 million in the second quarter of 2000 from $1.3 million in the first quarter of 1999 and for the six month period ended June 30, 2000, increased 42% to $3.6 million from $2.5 million for the first six months of 1999. The increase is largely due to investments made for the interaction management product line. Research and development increased as a percentage of revenue to 30% from 22% for the second quarter of 2000 compared to the second quarter of 1999 and to 34% from 23% for the first six months ended June 30, 2000 and 1999, respectively.

Current R&D staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area. As a result, quarterly research and development expenses are likely to increase in future periods.

Sales and marketing

Sales and marketing expenses increased 47% to $4.1 million in the second quarter of 2000 from $2.8 million in the second quarter of 1999 and for the six month period ended June 30, 2000, increased 42% to $7.4 million from $5.3 million for the first six months of 1999. The Company expects that sales and marketing expenses will increase in the future, in absolute terms, as the Company continues to expand sales and marketing programs in conjunction with the launch of the interaction management product line. Sales and marketing increased as a percentage of revenue to 68% from 48% for the second quarter of 2000 compared to the second quarter of 1999 and to 70% from 47% for the first six months ended June 30, 2000 and 1999, respectively.

General and administrative

General and administrative expenses in the second quarter of 2000 increased by 21% to $916,000 from $759,000 in the second quarter of 1999 and for the six month period ended June 30, 2000, increased 11% to $1.8 million from $1.6 million for the first six months of 1999.

As a percentage of revenue, general and administrative expenses increased to 15% for the second quarter of 2000, from 13% for the second quarter of 1999 and to 17% from 15% for the first six months ended June 30, 2000 and 1999, respectively.

The Company expects general and administrative expenses to increase in succeeding future periods.

Stock Related Bonus Expense

The first quarter of 2000 included a one-time charge of $2.6 million related to a stock-based incentive plan.

Minority Equity Investment

Based on its assessment of the likelihood to realize value, the Company wrote off its $500,000 minority equity interest in Cornerstone Peripherals Technology in the first quarter of 2000. This investment was made in 1998 in conjunction with the sale of the Company's hardware division.

Provision for Income Taxes

The benefit for tax loss carryforward in the second quarter and six months ended June 30, 2000 was offset by an increase to the valuation allowance. The tax provision for the three and six months ended June 30, 1999 utilized a rate of 34%.

Liquidity and Capital Resources

At June 30, 2000, the Company had cash and cash equivalents of $3.4 million, compared to $9.2 million at December 31, 1999.

Net cash used by operating activities was $6.0 million in the first six months of 2000 compared to net cash provided by operating activities of $167,000 in the first six months of 1999. The funds were utilized to support increased expenses, primarily related to the interaction management product family, and for payments made under a stock-based incentive plan.

Net cash used in investing activities, exclusively additions to property and equipment, was $643,000 for the first six months of 2000, compared to $374,000 in the first six months of 1999.

Net cash provided by financing activities was $782,000 for the first six months of 2000, primarily from the proceeds of exercises of employee stock options. This compare to net cash used of $2.6 million for Company stock repurchased in the first six months of 1999.

The Company believes that its cash and cash equivalents, together with cash flows from operations will not be sufficient to meet the Company's liquidity and capital requirements for the next 12 months. Accordingly, the Company has initiated a debt facility and has retained an investment bank to assist in potential capital funding. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.

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

During any given period, one or more of the foregoing factors may cause revenue to fluctuate significantly or operating expenses to be disproportionately high. For the past several quarters the Company has increased spending and has incurred operating losses. The increased spending has been due in large part to the investment of significant research and development and marketing resources to the yet-to-be-shipped interaction management product family. The Company expects to continue to devote substantial resources to these areas and as a result will need to achieve significantly increased quarterly revenues to achieve profitability. In particular, the Company intends to continue to hire additional sales, marketing and engineering personnel in 2000 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. While the Company's revenues generally have increased in recent periods, there can be no assurance that revenues will increase in future periods, that revenues will grow at past rates or that the Company will return to profitability in the future.

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

Product Concentration

The Company currently expects the sale and license of its InputAccel product and software tools to account for most of the Company's revenues for 2000, as revenues from the interaction management family of products not expected to start contributing in the latter portion of 2000. The Company's future operating results are, therefore, heavily dependent upon continued market acceptance of its products and enhancements to such. A decline in the demand for InputAccel or lack of market acceptance for the interaction management products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Emerging Markets

The market for interaction management and data capture software is fragmented, rapidly changing, and extremely competitive. This market is still emerging and there can be no assurance that it will continue to grow or that organizations will continue to adopt the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about the Company's software products and the interaction management market generally. However, there can be no assurance that such expenditures will enable the Company's new products to achieve any additional degree of market acceptance. The rate at which organizations have adopted the Company's existing products has varied significantly and the Company expects to continue to experience such variations in the future. If the markets for the Company's products fail to develop, or develop more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

Rapid Technological Change and New Products

The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products, such as interaction management software, embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in its software, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced delays in the past in the release of new products and new product enhancements. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products or that the Company's new products and product enhancements will achieve market acceptance.

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

Item 3- Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of June 30, 2000, the Company had $3.4 million of cash and cash equivalents.

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
Dated: August 16, 2000

By:	/s/ JOHN FINEGAN

John Finegan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

ACTIONPOINT, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
11.1	Statement of Computation of Earnings per Share
27	Financial Data Schedule (electronic filing only)