Form 10-Q
period 2000-09-30
ACTIONPOINT INC
filed 2000-11-14
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 2000: 4,224,834

ACTIONPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000
Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	**

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999	**

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999	**

Notes to the Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature Page	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIONPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

                                                 September 30,  December 31,
                                                     2000           1999
                                                 -------------  -----------
                                                 (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................       $2,881       $9,193
  Accounts receivable...........................        4,551        5,300
  Deferred income taxes and
     other current assets.......................        5,627        5,170
                                                 -------------  -----------
    Total current assets........................       13,059       19,663

Property and equipment, net.....................        1,761        1,479
Other assets....................................        1,540        2,036
Net assets related to the
     discontinued display division..............       --             --
                                                 -------------  -----------
                                                      $16,360      $23,178
                                                 =============  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................         $603         $514
  Deferred revenue..............................        2,608        1,997
  Accrued liabilities...........................        3,414        3,289
                                                 -------------  -----------
    Total current liabilities...................        6,625        5,800
                                                 -------------  -----------

Stockholders' equity:
  Common stock..................................           42           41
  Paid in capital...............................        9,900        8,681
  Retained earnings.............................         (207)       8,656
                                                 -------------  -----------
    Stockholders' equity........................        9,735       17,378
                                                 -------------  -----------
                                                      $16,360      $23,178
                                                 =============  ===========

The accompanying notes are an integral part of these consolidated condensed financial statements

ACTIONPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

                                   Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                  ------------------- -------------------
                                     2000      1999      2000      1999
                                  --------- --------- --------- ---------
Net revenues:
  License.........................  $4,509    $4,364   $12,742   $13,565
  Service.........................   1,458     1,097     3,864     3,012
                                  --------- --------- --------- ---------
Total revenues....................   5,967     5,461    16,606    16,577

Cost of revenues:
  License.........................     189        46       355       477
  Service (exclusive of stock
    related bonus expense of
    $138k in 2000)................   1,055       723     2,687     1,856
                                  --------- --------- --------- ---------
Cost of revenues..................   1,244       769     3,042     2,333
                                  --------- --------- --------- ---------
Gross profit                         4,723     4,692    13,564    14,244
                                  --------- --------- --------- ---------
Research and development
  (exclusive of stock related
  bonus expense of $710k in 2000..   1,854     1,324     5,422     3,841
Sales and marketing
  (exclusive of stock related
  bonus expense of $638k in 2000..   3,918     2,768    11,352     8,020
General and administrative
  (exclusive of stock related
  bonus expense of $1,090k in 2000     876       733     2,664     2,345
Stock related bonus expense.....        --        --     2,576        --
                                  --------- --------- --------- ---------
Operating income (loss)...........  (1,925)     (133)   (8,450)       38
Interest and other income (expense)    (49)      196        87       495
Write-off of minority equity
  investment......................      --        --      (500)       --
                                  --------- --------- --------- ---------
Income (loss) before provision
   for income taxes...............  (1,974)       63    (8,863)      533
Provision for income taxes........      --        21        --       179
                                  --------- --------- --------- ---------
Net income (loss)................. ($1,974)      $42   ($8,863)     $354
                                  ========= ========= ========= =========

Basic and diluted EPS:
 Net income (loss)................  ($0.47)    $0.01    ($2.12)    $0.08
                                  ========= ========= ========= =========

Shares used in EPS calculations:
   Basic .........................   4,225     4,255     4,179     4,478
   Diluted........................   4,225     4,257     4,179     4,486

The accompanying notes are an integral part of these consolidated condensed financial statements

ACTIONPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED - IN THOUSANDS)

                                                             Nine Months Ended
                                                               September 30
                                                          -------------------
                                                            2000      1999
                                                          --------- ---------
Cash flows from operating activities:
 Net income (loss)......................................   ($8,863)     $354
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation and amortization........................       605       398
   Stock compensation charge............................        81        --
   Write-off of minority equity investment..............       500        --
   Shares issued for stock related bonnus...............       346        --
   Discontinued operations..............................        --       511
   (Increase) decrease in assets and liabilities:
    Accounts receivable.................................       749      (841)
    Other assets........................................      (461)      (87)
    Accounts payable....................................        89      (261)
    Deferred revenue....................................       611      (256)
    Accrued liabilities.................................       125        52
                                                          --------- ---------
    Net used in operating activities....................    (6,218)     (130)
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................      (887)     (528)
                                                          --------- ---------
    Net cash used in investing activities...............      (887)     (528)
                                                          --------- ---------
Cash flows from financing activities:
 Repurchase of common stock.............................        --    (4,210)
 Net proceeds from issuance of common stock.............       793       277
                                                          --------- ---------
    Net cash provided by (used in)financing activities..       793    (3,933)
                                                          --------- ---------
Net decrease in cash and cash equivalents...............    (6,312)   (4,591)

Cash and cash equivalents at beginning of period........     9,193    14,447
                                                          --------- ---------
Cash and cash equivalents at end of period..............    $2,881    $9,856
                                                          ========= =========

The accompanying notes are an integral part of these consolidated condensed financial statements

ACTIONPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Unaudited Financial Information:

The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 balance sheet data was derived from audited financial statements contained in the Company's 1999 Annual Report on Form 10-k but does not include all disclosures required by generally accepted accounting principles. The unaudited financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In addition, in October 2000, the SEC released interpretative guidance on SAB 101 in the form of frequently asked questions and responses thereto. SAB 101 and the frequently asked questions and responses provide guidance for revenue recognition under certain circumstances. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its current revenue recognition policy is in compliance with SAB 101.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 is intended to clarify certain problems that have arisen in practice since the issuance of APB 25 and provide guidance, some of which is a significant departure from current practice. FIN 44 generally provides for prospective application for grants or modifications to existing stock options or awards made after September 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The adoption of this pronouncement did not have a material impact on the Company's financial position and results of operations.

3. INCOME TAXES:

The tax benefit related to the operating loss for the quarter ended September 30, 2000 has been offset by a valuation reserve placed against the resulting deferred tax assets.

4. STOCK REPURCHASE:

Since February 1997 the Company's Board of Directors has authorized the use of up to $25 million to repurchase the Company's common stock. Through December 31, 1999 the Company repurchased 3.8 million shares for a total of $23.6 million. No repurchases were made during the nine months ended September 30, 2000. The repurchased stock is being held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and may continue to be made from time-to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company intends to use cash on hand to fund its purchases.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:

On April 24, 2000, the Company announced a name change from Input Software, Inc. to ActionPoint, Inc. This change was made to more effectively communicate the Company's new strategic focus on e-commerce interaction management software.

The Company helps Global 1000 organizations; dot.com companies and B2B net market makers simplify Web-based and paper-based business transactions. ActionPoint products are part of the e-commerce infrastructure required to deliver scaleable, flexible and high performance e-business solutions. ActionPoint Dialog Server™, first shipped in September 2000, is designed to replace static Web forms with personalized, intelligent interactions. The ActionPoint Enterprise Server™ is a delivery and integration mechanism behind the firewall that integrates all types of information, both paper and web-based, into the enterprise computing systems infrastructure. Our award-winning information capture solution, InputAccel®, has been shipping since late 1995 and intelligently captures mission critical information -provided as email, paper, and faxes- into formats compatible with enterprise computing systems and the Internet.

The Company's also markets software tools, which allow hardware and software developers to save both time and money by offering stable, supported libraries of software code to drive certain computer peripherals rather than having to develop such software themselves. Most of these tools are based on the Company's Image & Scanner Interface Specification ("ISIS®"), an industry standard interface for scanners. ISIS also provides a key architectural technology component for InputAccel.

RESULTS OF OPERATIONS:

This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed below in the section captioned RISK FACTORS and in the Company's most recent Annual Report on Form 10-K.

Revenues

The Company's license revenues increased 3% in the third quarter of 2000 to $4.5 million from $4.4 million in the third quarter of 1999. For the nine months ended September 30, 2000, license revenues decreased 6% to $12.7 million from revenues of $13.6 million in the first nine months of 1999. As a percent of revenue, licenses accounted for 76% and 80% for the third quarter of 2000 and 1999 respectively and 77% and 82% for the nine months ended September 30, 2000 and 1999, respectively. The moderate decrease in year-to-date license revenue is due in large part to a shift in buying patterns from our Global 1000 customer base as they continue to prioritize projects for e-commerce solutions ahead of those relating to paper-to-digital conversion. The Company made first production shipments of its e-commerce Dialog Server product in September.

The Company's service revenues increased 33% in the third quarter of 2000 to $1.5 million from $1.1 million the third quarter of 1999. For the nine months ended September 30, 1999, service revenues increased 28% to $3.9 million from revenues of $3.0 million in the first nine months of 1999. As a percent of revenue, services accounted for 33% and 20% for the third quarter of 2000 and 1999 respectively and 23% and 18% for the nine months ended September 30, 2000 and 1999, respectively. The increase in service revenues both in absolute and percentage terms was primarily attributable to a larger installed base of customers purchasing annual software maintenance service.

Gross Profit

Gross profit of $4.7 million for the third quarter of 2000 was equal to that of the third quarter of 1999. For the nine months ended September 30, 2000, gross profit decreased 5% to $13.6 million from $14.2 million in the first nine months of 1999. Gross margin decreased to 79% from 86% for the third quarter of 2000 and 1999, respectively, and to 82% from 86% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in gross margin percent is largely due to the increased percentage of revenues derived from software maintenance and services, which have lower margins than revenues from product licensing. The Company expects revenues from maintenance and services to continue to moderately increase as a percentage of overall revenues.

Research and Development

Research and development expenses increased 40% to $1.9 million in the third quarter of 2000 from $1.3 million in the third quarter of 1999 and for the nine month period ended September 30, 2000, increased 41% to $5.4 million from $3.8 million for the first nine months of 1999. The increase is largely due to investments made for the Dialog Server product line. Research and development increased as a percentage of revenue to 31% from 24% for the third quarter of 2000 compared to the third quarter of 1999 and to 33% from 23% for the first nine months ended September 30, 2000 and 1999, respectively.

Current R&D staffing levels exceed those of prior periods. The Company believes that continued investment in research and development is critical to its future growth and will continue to commit substantial resources to this area. As a result, quarterly research and development expenses may continue to increase in future periods.

Sales and Marketing

Sales and marketing expenses increased 42% to $3.9 million in the third quarter of 2000 from $2.8 million in the third quarter of 1999 and for the nine month period ended September 30, 2000, increased 42% to $11.4 million from $8.0 million for the first nine months of 1999. Sales and marketing increased as a percentage of revenue to 66% from 51% for the third quarter of 2000 compared to the third quarter of 1999 and to 68% from 48% for the first nine months ended September 30, 2000 and 1999, respectively. The Company expects that sales and marketing expenses will increase in the future, in absolute terms, as the Company continues to expand sales and marketing programs in conjunction with the launch of its Dialog Server product line.

General and Administrative

General and administrative expenses in the third quarter of 2000 increased by 20% to $876,000 from $733,000 in the third quarter of 1999 and for the nine month period ended September 30, 2000, increased 14% to $2.7 million from $2.3 million for the first nine months of 1999. As a percentage of revenue, general and administrative expenses increased to 15% for the third quarter of 2000, from 13% for the third quarter of 1999 and to 16% from 14% for the first nine months ended September 30, 2000 and 1999, respectively. The Company expects general and administrative expenses to increase in succeeding future periods.

Stock Related Bonus Expense

The first quarter of 2000 included a one-time charge of $2.6 million related to a stock-based incentive plan.

Minority Equity Investment

Based on its assessment of the likelihood to realize value, the Company wrote off a $500,000 minority equity interest in the first quarter of 2000 from an investment was made in 1998 in conjunction with the sale of the Company's hardware division.

Provision for Income Taxes

The benefit for tax loss carry forward in the third quarter and nine months ended September 30, 2000 was offset by an increase to the valuation allowance. The tax provision for the three and nine months ended September 30, 1999 utilized a rate of 34%.

Liquidity and Capital Resources

At September 30, 2000, the Company had cash and cash equivalents of $2.9 million, compared to $9.2 million at December 31, 1999.

Net cash used by operating activities was $6.2 million in the first nine months of 2000 compared to net cash used by operating activities of $130,000 in the first nine months of 1999. The funds were utilized to support increased expenses, primarily related to the Dialog Server product family, and for payments made under a stock-based incentive plan.

Net cash used in investing activities, exclusively additions to property and equipment, was $887,000 for the first nine months of 2000, compared to $528,000 in the first nine months of 1999.

Net cash provided by financing activities was $793,000 for the first nine months of 2000, primarily from the proceeds of exercises of employee stock options. This compares to net cash used of $3.9 million for Company stock repurchased in the first nine months of 1999.

The Company anticipates that its cash and cash equivalents, together with cash flows from operations will not be sufficient to meet the Company's liquidity and capital requirements for the next 12 months. Accordingly, the Company has initiated an accounts receivable line of credit with a commercial bank and has retained an investment bank to assist in potential capital funding. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.

In addition, the Company may need to raise additional funds earlier than presently anticipated if, for example, the Company experiences operating losses that exceed current expectations. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Company's common stock. Furthermore, because of the low trading price of the Company's common stock, the number of shares of new equity related securities that we may be required to issue may be greater than it otherwise would be. As a result, the Company's stockholders may experience significant additional dilution. In addition, the issuance of debt securities could increase the risk of the Company. The Company cannot, however, be certain that additional financing will be available to the Company on acceptable terms when required, or at all. If this additional financing is not available, the Company may need to dramatically change its business plan, sell or merge the Company, or face bankruptcy.

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

Item 3- Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of September 30, 2000, the Company had $2.9 million of cash and cash equivalents.

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
Dated: November 13, 2000

By:	/s/ JOHN FINEGAN

John Finegan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

ACTIONPOINT, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
11.1	Statement of Computation of Earnings per Share
27	Financial Data Schedule (electronic filing only)