Form 10-K
period 2000-12-31
ACTIONPOINT INC
filed 2001-04-02
CIK 909276

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-22292

ACTIONPOINT, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0104275
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1299 Parkmoor Avenue
San Jose, California    95126
(Address of principal executive offices including zip code)

(408) 325-3800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title or each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value Preferred Share Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 2001, was to the best of the Company's knowledge approximately $13 million (based upon the February 28, 2001 closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On February 28, 2001, approximately 4,273,611 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on June 20, 2001 are incorporated by reference into Part III.

ACTIONPOINT, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K may contain forward- looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under the caption "Risk Factors" as well as the following: the emergence of the document management and image processing markets, potential fluctuations in quarterly results, competition, new products and technological change, general economic conditions and dependence on capital spending of customers, a lengthy sales cycle and dependence on system sales, reliance upon third-party resellers and dependence upon key personnel.

Item 1. Business

Overview

We develop, market and service information capture software. Our customers have traditionally been large global 1000 businesses and governmental agencies. We currently have two main product lines to serve the electronic documentation needs of entities that use computers to facilitate business activities. Our InputAccel family is an information capture product, which means that it automates the conversion of paper and fax documents into electronic format thus allowing improved operating efficiencies. Our customers use InputAccel to convert transaction-related documents, such as order forms, claim forms, or loan applications, into an appropriate electronic format and to transport images of and information from these documents to storage on Web sites, compact disks, or internal databases for subsequent search, retrieval or further processing. Our new Dialog Server product, released in September 2000, is an XML-based software product designed to replace static forms on the Web with personalized, intelligent interactions. Additionally, we market software tools under our Pixel Translations brand to various hardware and software providers.

Industry Background

Today, most global 1000 companies and governmental agencies worldwide have installed computerized enterprise resource planning, document management and intranet applications, all of which have had a profound impact on how these entities manage their internal information and internal business operations. But, these same organizations continue to receive a significant amount of information from customers, suppliers, partners and others outside the enterprise in the form of paper, faxes, microfilm and even incompatible electronic files. Dealing with paper and fax in a computerized environment is a challenge in all industries, it is particularly problematic in services industries - financial services, insurance, health care, telecommunications, transportation and government. Paper and fax from customers and partners is vital to running these businesses, but this information is incompatible with the installed computer systems making it difficult to provide the desired levels of customer service and operating efficiencies.

Information capture solutions enable organizations to collect, organize and input paper and fax-based information into their installed computing systems, providing a critical bridge between the paper world and the digital world. The result is improved customer satisfaction, increased productivity and cost control.

Technology and Products

InputAccel

InputAccel has, in recent years, been our main software product. InputAccel began shipping in November 1995. With InputAccel, enterprises of various sizes and volume requirements can standardize their systems on our enterprise information capture solution, yet customize the system to meet the needs of either a transaction or content loading operation at various levels of input volume. We have selling relationships with established providers such as Documentum, IBM and Tower Systems.

InputAccel is an open integration platform and set of software modules designed to automate the conversion and indexing of paper documents into formats compatible with computerized business systems. InputAccel is a Windows NT-based client server application comprised of the ActionPoint Enterprise Server, which is the system's architectural backbone and ActionPoint InputAccel modules, which plug into the Enterprise Server platform and perform specific information capture tasks such as scanning, image enhancement, or data extraction.

The Enterprise Server is the foundation of our InputAccel system. It manages and controls various scanning processes-- acting as a work- queue manager, performing automatic workload balancing and collecting performance data that system managers need to control the capture process and insure efficiency and productivity. When capture tasks are complete Enterprise Server provides the connectivity between paper format and digital format by delivering data and images to selected enterprise database systems.

InputAccel modules plug into the Enterprise Server platform and perform such image enhancement or data capture tasks as:

Image Capture	Data Capture
Scan	Full Text OCR, OCR Edit
Rescan	Key Index
Copy	PDF Conversion
Automatic Quality Assurance	Document ID
Image Quality Assurance	Forms
Image Enhancement

In addition to ActionPoint's InputAccel modules, over a dozen-technology provider partners offer InputAccel-compatible modules worldwide. These partnerships help make InputAccel a standard platform for building information capture solutions, giving customers the flexibility they need and making InputAccel a safe choice. These partnerships also help extend ActionPoint's reach into many niche markets requiring specialized functionality.

Dialog Server

Our interaction management XML-based software product Dialog Server is designed to replace today's static Web forms with personalized, intelligent interactions. XML, or extensible mark-up language, is the standard for the exchange of business data over the Web and is at the core of the ActionPoint Dialog Server architecture. XML facilitates the creation of business rules and simplifies integration with business processes and systems. Dialog Server is compatible with standard Web browsers and, with a design that enables the separation of business-rules from content presentation, facilitates rapid deployment, changes and upgrades.

Software Tools

Our software tools are designed to enable hardware and software developers to save both time and money by using stable, supported libraries of software code to drive document imaging peripherals such as scanners, printers and displays. We provide PixTools software tools that allow imaging applications to work with virtually any scanner, controller board, or display.

Customers

The customers of our InputAccel products are primarily Global 1000 companies and government entities. Customers include: Delta Airlines, Wachovia Bank, Fidelity Investments, Enron, Metropolitan Life, Amgen, Searle, Prudential and the U.S. Patent Office. We intend to market our Dialog Server products also to these customers. Dialog Server is also targeted to internet-based businesses and market exchanges, commonly known as dot.coms, particularly those involved in business-to-business exchanges.

We sell or license our software tools to hardware and software suppliers such as Fujitsu, Canon, Scansoft and Filenet.

Sales

Our revenues primarily come from the sale of InputAccel product licenses. We offer to sell InputAccel using volume-based perpetual licenses or transaction-based licenses. Historically, our customers have predominantly been Global 1000 companies. Most of these customers elect to buy perpetual licenses. These licenses are typically volume-based which allow customers to make initial purchases at attractive prices. As a customer's system expands, as defined by document volume throughput, purchases of additional licenses are required. Dialog Server is licensed on a per-server basis and larger systems can include multiple servers.

Additionally revenues are obtained from annual software maintenance subscriptions and professional consulting/implementation services. These service/support revenues represented 22% of our total revenues in 2000.

Most of our products are sold by a combination of direct and indirect channels. We employ a sales force of approximately twenty account representatives and twelve sales engineers located across several U.S. and two international field offices. Historically worldwide, approximately 50% of our InputAccel sales are made directly to end-users and 50% through an established channel of 80 systems integration companies such as EDS, IBM, SAIC and Xerox. We cannot be certain whether this ratio will continue in future periods. International revenues represented 26% of total revenues in 2000.

InputAccel software is typically used in connection with a complex enterprise system that includes important elements supplied by other vendors. As a result, purchasers of these enterprise systems often rely on system integrators and value-added resellers to oversee the acquisition and installation of key hardware and software components of the overall system. Accordingly, a significant portion of our sales to end-users are made through system integrators and value-added resellers. We currently anticipate that Dialog Server will be used in a similar fashion and that a substantial amount of the sales to end-users for Dialog Server will also be made by system integrators and value-added resellers. We are continually working to improve our relationships with system integrators and value-added resellers that routinely service end-users that would benefit from our products.

Our software tools are generally sold or licensed on a royalty basis through a direct sales program to hardware and software suppliers such as Fujitsu, Canon, Scansoft and Filenet.

Marketing

Our marketing objectives include building market awareness and acceptance of ActionPoint and our products, as well as generating qualified customer leads. We attend industry trade shows and seminars and provide information about our company and our products on our Web site. Our executives speak at industry events and provide briefings to industry analysts and trade press. We also conduct public relations activities and advertise in local and trade publications to promote our products to our target markets.

Our marketing goals include the following:

  to plan and build an integrated program addressing both internal and external audiences, including prospects, customers, business and trade press, industry analysts and investors;

  to position us as a leader in providing information capture and interaction management software products for e-commerce applications;

  to design and implement media and tactical programs that communicate effectively with our target audiences; and

  to clearly and consistently communicate our positioning in our marketing programs.

Research and Development

We believe that our future success will depend in large part on our ability to enhance our current product line, develop new products, maintain technological competitiveness and satisfy an evolving range of customer requirements. We have assembled a team of skilled software developers and software quality assurance engineers with significant industry experience. This development group is responsible for exploring new directions and applications of core technologies, incorporating new technologies into products and maintaining strong research relationships with other software developers. We seek to build upon our direct investment in research and development by supporting efforts by independent software vendors to develop complementary products and participate actively in the development of industry standards.

Technical Support and Professional Services

An important element in our strategy is to provide comprehensive support of our products. We believe that responsive technical support is essential to satisfy customer requirements. We provide support for our products primarily through our customer support staff based in our San Jose, California facility. Our support activities include direct support to our customers through our Web site, which offers technical information designed to assist in answering frequently asked questions and in problem diagnosis and resolution. We also provide telephone support via a help desk, e-mail support and remote control support that provides direct access from our support personnel to our customers' systems for diagnosis and problem resolution. Additionally, we provide professional consulting services to customers that require outside assistance to more efficiently implement their systems.

We provide a warranty program for all of our products, which is typically ninety days in duration for all defects. Our standard terms and conditions provide that a customer may return a defective product for repair or replacement during the warranty period.

Intellectual Property

We have invested significantly in the development of proprietary technology for our products and our operations frequently incorporate proprietary and confidential information. We rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. We protect our software, documentation and other written materials under trade secret and copyright laws, which only provide limited protection. We do not hold any patents and currently have no patent applications pending. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, our competitors might independently develop similar technology or duplicate our product or circumvent any patents or our other intellectual property rights. Due to rapid technological change in our market, we believe the various legal protections available for our intellectual property are of limited value. Instead, we seek to establish and maintain a technology leadership position by leveraging technological and creative skills of our personnel, new product developments and enhancements to existing products.

Competition

The market for our products is highly competitive, evolving and subject to rapid technological change. We believe the principal competitive factors are product features, support, price and reputation. In addition, support of our product architecture by independent software vendors and ease of product implementation are important competitive factors for InputAccel and Dialog Server. We believe that we currently compete favorably in these areas.

Our principal competitors are established software companies, some of which that have a broad range of software offerings and Web design consultants that provide customized solutions for e-commerce companies. These competitors include Kofax, Filenet, Readsoft and Captiva for our InputAccel family and Selectica, Calico Commerce and Onlink for our Dialog Server family.

We expect additional competition from other established and emerging companies if the market continues to develop and expand. Many of these competitors and potential competitors may have significant competitive advantages, including greater name recognition, more resources to apply to the development, marketing and sales of their products and more established sales channels. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations.

Employees

As of December 31, 2000, we had 164 employees. We employ 22 people in finance and administrative functions; 93 in marketing, sales, services; and support and 49 in engineering and product development. In addition, we hire temporary employees on an as-needed basis to meet production requirements. None of the employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

Executive Officers

Our executive officers are as follows:

Name                    Age Position
----------------------- ------------------------------------------
Thomas T. van Overbeek   51 Chairman of the Board of Directors

Kimra Hawley             44 President, Chief Executive Officer
                            and Director

Matt Albanese            42 Vice President-Professional Services

Cynthia Anderson         36 Vice President-Operations

Joe Falk                 51 Vice President-Sales

John Finegan             51 Chief Financial Officer, Secretary
                            and Director

Stephen Francis          39 Vice President-Business Development

Michael Parker           42 Vice President-Engineering

Johannes Schmidt         37 Chief Technical Officer and Director

John Stetak              42 Vice President-Marketing

Thomas T. van Overbeek joined ActionPoint in 1988 as President and Director. He was appointed Chief Executive Officer in July 1990 and became Chairman of the Board of ActionPoint in September 1998 upon completion of the sale of ActionPoint's display products division. Mr. Van Overbeek was most recently CEO of Wavtrace, Inc. in Bellevue, Washington, a developer of telecommunications products.

Kimra Hawley joined ActionPoint in 1992 as Product Marketing Director, was promoted to Vice President in November 1994 and Senior Vice President and General Manager for the Software Division in November 1996. She became President and CEO and was elected a Director of ActionPoint, Inc. in April 1998. Prior to joining ActionPoint, Ms. Hawley was a principal in MarketBound Associates, a marketing consulting firm. Ms. Hawley holds a BS in Psychology from Pittsburg State University.

Matt Albanese joined ActionPoint as Director of Engineering for the Software Division in 1995 and was promoted to Vice President, Professional Services in December 1997. Prior to joining ActionPoint, Mr. Albanese was the Director of Engineering for Plexus Software, a Division of Banctec, a computer products firm. Mr. Albanese holds a BS in Computer Science from San Jose National University.

Cynthia Anderson joined ActionPoint as Director of Quality in 1992 and became Vice President of Quality and Information Systems for the Display Division in 1997. In 1998, she was appointed Vice President of Operations. Prior to joining ActionPoint, Ms Anderson held quality and engineering positions at Tandem Computers, a developer of computer hardware. Ms. Anderson holds a BS degree in Electrical Engineering from Michigan Technical University and an MS in Engineering Management from Santa Clara University.

Joe Falk joined ActionPoint in May 1997 as Vice President of Sales for the Software Division, and became Vice President of Sales in April 1998. Prior to joining ActionPoint, Mr. Falk was Vice President of Sales of Constellar Software Corporation, a developer of dataware housing software and prior to that, Director of Worldwide Sales at Vantageware Software, a developer of distribution software. Mr. Falk holds a BS in Marketing from California State University at Northridge.

John Finegan joined ActionPoint in 1989 as Vice President-Finance, was elected Chief Financial Officer in 1990, Secretary in 1993, and Director in 1997. Prior to joining ActionPoint he was Vice President of Finance for the Paradise Systems Division of Western Digital Corporation, a developer of computer peripherals. Mr. Finegan holds an MBA from the University of Massachusetts and a BS in Engineering from Tufts University.

Stephen Francis joined ActionPoint in 1994 as Vice President when the company he co-founded, Pixel Translations, was acquired by ActionPoint. Mr. Francis became Vice President, Business Development in 1999 after serving as General Manager of the Pixel Translations Division since 1997. Prior to joining Pixel Translations, Mr. Francis held engineering and marketing management roles at Calera Recognition Systems, now part of Caere Corporation, a developer of recognition software. Mr. Francis holds a BS in Electrical Engineering/Computers from Stanford University.

Michael Parker joined ActionPoint in October 1998 as Vice President of Engineering. Prior to joining ActionPoint, Mr. Parker held the positions at Adobe Systems of Director of Engineering from October 1997 to October 1998 and Engineering Manager from June 1993 to October 1997 at Adobe Systems, a software developer. Mr. Parker holds a BS in Electrical Engineering from the University of Pennsylvania.

Johannes Schmidt joined ActionPoint as Vice President of Software Engineering in 1994 when the company he founded, Pixel Translations, was acquired by ActionPoint. He was appointed Chief Technology Officer in 1996 and Director in November 1998. Previously, Mr. Schmidt held senior engineering positions at Calera Recognition Systems, which is now part of Caere Corporation, a developer of recognition software. Mr. Schmidt holds a BS in Engineering and Applied Science from the California Institute of Technology.

John Stetak joined ActionPoint as Vice President of Marketing in May 1998. From 1992 to 1998 he served as Director of Marketing for the Data Management Market Group of Autodesk, a software developer. Previously Mr. Stetak was Manager of Product Marketing for EDS.

RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business.

Risks Related to our Financial Results

We have recently experienced net losses and expect to continue to incur net losses for the foreseeable future, which may harm the market price of our common stock.

We incurred net losses of $8.8 million for the year ended December 31, 2000. In recent periods, we have not generated cash from operations. Our recent net losses are substantially the result of increased research and development and marketing expenses for our new Dialog Server product family. We expect to continue to devote substantial resources to our product families and as a result we will need to achieve increased revenues to achieve profitability. Even if we achieve profitability, given the competitive and evolving nature of our industry we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate higher revenues while containing costs and operating expenses to become and remain profitable. Our failure to do so will cause the price of our stock to decline.

Because of the unpredictability of operating results from our products, we may not accurately forecast our revenues or match our expenses to our revenues, which could harm our quarterly operating results and cause volatility or declines in our stock price.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors, including:

  the introduction of new or enhanced products, including our Dialog Server product family;

  fluctuations in the size and timing of significant orders;

  uncertainty in the budgeting cycles of our customers;

  possible delays in recognizing licensing revenues and the trend within the software industry for a large portion of orders to be booked late in a calendar quarter.

We operate with virtually no order backlog because our software products are shipped shortly after orders are received. That makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, we achieve a significant portion of revenues from indirect sales channels over which we have little control. Moreover, our expense levels are based to a significant extent on our expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, our operating results are likely to be harmed because only a small portion of the expenses vary with revenues.

Also, in recent years, we have had relatively stronger demand for our products during the quarter ending December 31 and relatively weaker demand in the quarter ending March 31. We believe that, adjusting for the negative impact in late 1999 caused by Year 2000 concerns, this pattern will continue. In addition, we expect that sales may decline during summer months, particularly in European markets. This seasonality makes it more difficult to forecast future revenues. Therefore, it is likely that in some future quarter operating results will fall below expectations and as a result, the price of our common stock may be harmed.

Our failure to forecast our revenues and future operating expenses accurately could cause quarterly fluctuations in our revenues and may result in volatility, which may cause a decline in our stock price.

As a result of these factors, we believe that quarter-to- quarter comparisons of our revenue, expenses and operating results are likely to vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful. In any event, such comparisons should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

You may have difficulty evaluating our business and operating results because we have yet to ship any meaningful volume of Dialog Server products, our new e-commerce interaction management product family.

We recently developed and will be enhancing our new Dialog Server product family to compete in the market for e-commerce interaction management software. Because we have a limited operating history for this new product family, it is impossible to discern trends that may emerge and affect our business. Our limited historical financial performance for this product family will make it difficult for you to evaluate the success of our business to date and to assess its future viability.

Risks Related to the Information Capture and Interaction Management Software Industry

If we are not able to effectively compete against other software providers in the interaction management and data capture software industry, our revenues will not increase and may decrease.

The market for our products is intensely competitive and subject to rapid change. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from many established and emerging companies. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a large installed base of customers. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products than we can. There is also a substantial risk that announcements of competing products by large competitors could result in the delay or postponement of customer orders in anticipation of the introduction of such new products.

In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. These cooperative relationships may limit our ability to sell our products through particular reseller partners. Accordingly, new competitors or competitive cooperative relationships may emerge and rapidly gain significant market share. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could harm our revenues and business.

If the market for interaction management and data capture software does not grow, our revenues may not grow.

The markets for interaction management and information capture software are fragmented, rapidly changing and extremely competitive. This interaction management market is still emerging, and it may not continue to grow or organizations may not adopt our products. We have spent, and intend to continue to spend, considerable resources educating potential customers about our software products and the interaction management market generally. Our expenditures may fail to achieve any additional degree of market acceptance for our products. The rate at which organizations have adopted our existing products has varied significantly, and we expect to continue to experience such variations in the future. For instance, the market for e-commerce interaction management products will not grow if customers are reluctant to abandon traditional customer relationship and order management systems. If the markets for our products fail to develop, or develop more slowly than we currently anticipate, our revenues will not grow and our operating results will suffer.

If businesses do not increasingly adopt the Internet as a means to deliver information and conduct commerce, the market for our products will not grow and the market price for our common stock could decline as a result of lower revenues or reduced investor expectations.

The market for e-commerce interaction management products, particularly those using the Internet to deliver information and process commercial transactions, has only recently begun to develop and is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate. The use and acceptance of the Internet may not increase for a number of reasons, including:

  actual or perceived lack of security of information;
  high cost or lack of availability of access;
  transmission errors and traffic congestion or other usage delays on the Internet;
  inconsistent quality of service or the lack of availability of cost effective, high-speed service;
  governmental regulation; and
  uncertainty regarding intellectual property ownership.

If Internet infrastructure, products, services or facilities that support and complement our products are not developed, or if use of the Internet does not increase as expected, this could force us to lower the prices of our products or result in fewer sales of our products and our revenues will not grow and could decline.

Potential increases or changes in governmental regulation of Internet communication and commerce could discourage the growth of the Internet, which could decrease the demand for our new family of products.

Due to concerns arising from use of the Internet, a number of domestic and international laws and regulations have been, and may be, adopted covering issues including user privacy, taxation, pricing, acceptable content and quality of products and services. Legislative changes could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. This could limit the market acceptance of our recently released e-commerce interaction management products. Further, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might attempt to regulate Internet transmissions or levy sales or other taxes relating to Internet-based activities. Moreover, the applicability to the Internet of existing laws, including laws governing property ownership, libel and personal privacy, is uncertain. We cannot assess the possible negative impact of any future regulation of the Internet on our business.

Risks Related to Our Business

Significantly all of our revenues are currently derived from sales of our InputAccel product and related software tools, and if demand for these products declines or fails to grow as we expect, our revenues will be harmed.

Through December 31, 2000 we derived substantially all of our revenues from the InputAccel product family and Pixtools software tools. Revenues from our new Dialog Server product family are not expected to start contributing any significant amount until late in 2001. Therefore, our future operating results depend heavily upon continued and widespread market acceptance for our InputAccel products and enhancements to those products. A decline in the demand for InputAccel products as a result of competition, technological change or other factors, would cause our revenues to suffer.

If the market for our new Dialog Server product family and enhancements for our existing products fails to develop or grow, our revenues may not grow and our operating results will suffer.

If sales of our new products are lower than expected, our revenues and operating results will suffer. Factors that may affect the market acceptance of our new products, some of which are beyond our control, include the following:

  the growth and changing requirements of the e-commerce interaction management and data capture software market;
  the performance, quality, price and total cost of ownership of our products;
  the availability, price, quality and performance of competing products and technologies; and
  the successful development of our relationships with existing and potential channel partners.

If we are unable to respond in an effective and timely manner to rapid technological change and new products in our industry, our revenues and operating results will suffer.

The market for information capture and interaction management software is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products, such as our Dialog Server product family, embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in our software, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our operating results and financial condition. We have experienced delays in the past in the release of new products and new product enhancements. We may fail to develop and market on a timely and cost effective basis new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of these products or that our new products and product enhancements will achieve market acceptance.

Software defects that are discovered in our products could harm our business by damaging our reputation, causing us to lose customers and resulting in significant costs and liabilities.

Our software products are complex and may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered software errors in certain of our new products after their introduction. In addition, our products are combined with complex products developed by other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Defects and errors, or end-user perception of defects and errors, found in current versions, new versions or enhancements of our products after commencement of commercial shipments may result in:

  loss of customers;
  damage to our brand reputation;
  delay in market acceptance of our current and future products;
  diversion of development and engineering resources; and
  legal actions by our customers.

The occurrence of any one or more of these factors could harm our revenues and gross margins.

If we cannot manage and expand our international operations, our revenues may not increase and our business and results of operations would harmed.

In 2000, international sales represented approximately 26% of our revenues, and we anticipate that for the foreseeable future a significant portion of our revenues will be derived from sources outside North America. In addition, we intend to continue to expand our sales and support operations internationally. In order to successfully expand international sales, we may establish additional foreign operations, expand our international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do these things in a timely and cost-effective manner, our sales growth internationally, if any, will be limited, and our business, operating results and financial condition would be harmed. Even if we are able to successfully expand our international operations, we may not be able to maintain or increase international market demand for our products.

Our international operations are generally subject to a number of risks, including:

  costs of customizing products for foreign countries;
  protectionist laws and business practices favoring local competition;
  dependence on local vendors;
  compliance with multiple, conflicting and changing government laws and regulations;
  longer sales cycles;
  greater difficulty or delay in accounts receivable collection;
  import and export restrictions and tariffs;
  difficulties in staffing and managing foreign operations;
  foreign currency exchange rate fluctuations; and
  political and economic instability.

To date, the majority of our revenues and costs have been denominated in U.S. dollars. However, we expect that in the future an increasing portion of our revenues and costs will be denominated in foreign currencies. Although we may undertake foreign exchange hedging transactions to reduce our foreign currency transaction exposure, we do not currently attempt to eliminate all foreign currency transaction exposure.

Our future success is dependent on the services of our key management, sales and marketing, technical support and research and development personnel, and those persons' knowledge of our business and technical expertise would be difficult to replace.

Our products and technologies are complex, and we are substantially dependent upon the continued service of our existing key management, sales and marketing, technical support and research and development personnel. We do not have employment agreements with any of our key employees. The loss of the services of one or more of our key employees could harm our business and slow our product development processes or sales and marketing efforts.

If we fail to recruit and retain a significant number of qualified technical personnel, we may not be able to develop, introduce or enhance our products on a timely basis.

We require the services of a substantial number of qualified technical support and research and development personnel. The market for these personnel is characterized by intense competition, as well as a high level of employee mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel we require. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If we are unable to recruit and retain a sufficient number of technical personnel, we may not be able to complete development of, or upgrade or enhance, our products in a timely manner. Even if we are able to expand our staff of qualified technical personnel, it may require greater than expected compensation packages that would increase our operating expenses.

We must expand our sales and marketing organization to increase market awareness and sales of our products or our revenues may be adversely affected.

The sale of our products requires long and involved sales efforts targeted at several key departments within our prospective customers' organizations. Sales of our products require the prolonged efforts of executive personnel and specialized systems and applications engineers working together with a small number of dedicated salespersons. We will need to grow our sales force in order to increase market awareness and sales of our products. Competition for these individuals is intense, and we might not be able to hire a sufficient number of qualified sales personnel and applications engineers without incurring higher than expected compensation costs. If we are unable to expand our sales operations, we may not be able to increase market awareness or sales of our products, which could adversely affect our revenues.

If our products fail to perform properly, our customers may assert product liability claims for damages and our reputation and operating results may suffer.

Our products are used in connection with critical business functions and may result in significant liability claims if they do not work properly. Limitation of liability provisions we include in our license agreements may not sufficiently protect us from product liability claims because of limitations in existing or future laws or unfavorable judicial decisions. Although we have not experienced any material product liability claims to date, the sale and support of our products may give rise to claims which may be substantial in light of the use of the our products in business-critical applications. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any claims for damages, whether or not successful, could seriously damage our reputation and our business.

We may need additional capital, which may not be available, and our ability to grow may be limited as a result.

The development and marketing of new and enhanced products and the associated personnel and capital expenditures will require a significant commitment of resources. As a result, we may need to raise substantial additional capital. If we must raise additional funds, we may not be able to do so on favorable terms, or at all. If we cannot raise funds on acceptable terms, we may not be able to further develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which would harm our business and could require us to terminate operations.

Risks Related to Our Product's Dependence on Intellectual Property and Our Use of Our Brand

Our reliance upon contractual provisions and domestic copyright and trademark laws to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products.

We believe that the steps we have taken to safeguard our intellectual property afford only limited protection. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We license our software products primarily under license agreements. Competitors may develop technologies that are similar or superior to our technology or design that do not infringe our copyrights and trade secrets, and this could reduce demand for our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and although we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem.

In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. In those countries, reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We depend upon software we license from third parties, the loss of which could harm our revenues.

We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated such delays would materially adversely affect the our business, operating results and financial condition.

We have invested substantial resources in developing our products and our brand, and our operating results would suffer if we were subject to a protracted infringement claim or one with a significant damage award.

Substantial litigation regarding intellectual property rights and brand names exists in our industry. We expect that software product developers increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that any of our products infringe any proprietary rights of third parties. However, third parties, some with far greater financial resources than us, may claim infringement by our products of their intellectual property rights. Any such claims, with or without merit, could:

  be time consuming to defend;
  result in costly litigation;
  divert management's attention and resources;
  cause product shipment delays; or
  require us to enter into royalty or licensing agreements.

If we are required to enter into royalty or licensing agreements to resolve an infringement claim, we may not be able to enter into these agreements on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to either license the infringed or similar technology or develop alternative technology on a timely basis, may harm our operating results, and our financial condition could be harmed because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

Risks Related to the Market for Our Common Stock and Our Business

We experience volatility in our share price, and investors may not be able to resell shares of our common stock at or above the purchase price.

The market price of our common stock has historically varied from time to time. An investor in shares of our common stock may not be able to resell those shares at or above the price paid. Our common stock price may fluctuate significantly in the future due to:

  any deviations in our revenues, gross margins or net losses from levels expected by securities analysts;
  changes in financial estimates by securities analysts;
  changes in market valuations of other optical networking companies; and
  our future sales of common stock or other securities.

In addition, The Nasdaq National Market has experienced extreme volatility in recent years that has often been unrelated to the performance of particular companies. Future market fluctuations may cause our stock price to fall regardless of our performance.

Provisions of our charter documents, Delaware law and our rights plan may have anti-takeover effects that could discourage or prevent a change in control, which may suppress our stock price or cause it to decline.

Provisions of our certificate of incorporation and bylaws and a rights plan adopted by our board of directors may discourage, delay or prevent a merger or acquisition that our common stockholders may consider favorable. Provisions of our Certificate of Incorporation and bylaws:

  prohibit cumulative voting in the election of directors;
  eliminate the ability of stockholders to call special meetings; and
  establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

The rights granted pursuant to the rights agreement entered into as part of our rights plan have anti-takeover effects. The rights may cause substantial dilution to a person or group that attempts to acquire ActionPoint on terms that our board of directors determines are not in the best interests of our stockholders. Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

Item 2. Properties

Our principal administrative, sales, marketing and research and development facility is located in a building of approximately 46,000 square feet in San Jose, California. This facility is leased through February 2004. All of our functions except certain sales activities are performed at this facility. Our European sales activities are conducted from leased facilities near Munich, Germany and London, England. Certain other sales activities are conducted from rented offices in various states in the U.S. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which our subsidiaries are subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

Price range of common stock

                                        Quarter Ended
                          ------------------------------------------
2000                      March 31,  June 30,   Sept. 30,  Dec. 31,
------------------------  ---------  ---------  ---------  ---------

Stock prices:
  High                       34.25      20.25       8.44       5.38
  Low                        10.88       7.00       4.13       2.00

1999
------------------------
Stock prices:
  High                        7.50       6.25       5.88      19.50
  Low                         4.88       5.00       3.75       3.56

Common stock market price

Our common stock is traded on The Nasdaq National Market under the symbol ACTP. Our common stock began trading in September 1993. There were approximately 109 stockholders of record and approximately 2,500 beneficial shareholders of record at February 28, 2001.

To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The consolidated statement of operations data for each of the three years in the period ended December 31, 2000, and the balance sheet at December 31, 2000 and 1999, are derived from the audited consolidated financial statements included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet at December 31, 1998, 1997 and 1996, are derived from the audited consolidated financial statements not included in this document. Our historical results are not necessarily indicative of results to be expected for future periods. See the Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share.

                                                Year Ended December 31,
                                 ------------------------------------------------
                                    2000       1999      1998     1997     1996
                                 ---------- ---------- -------- -------- --------
                                         (in thousands, except per share amounts)

Consolidated Statements of
    Operations Data:
----------------------------
For continuing operations:
Net revenues....................   $25,042    $22,178  $17,409  $12,240   $7,090
Gross profit....................    20,621     18,964   15,661   11,359    6,768
Operating income (loss).........    (8,353)      (848)     832      (91)  (2,304)
Net income (loss)...............    (8,758)      (141)   1,039      394   (1,449)
Diluted income (loss)
   per share....................    ($2.09)    ($0.03)   $0.18    $0.05   ($0.19)

For discontinued operations:
Net income (loss)...............                       ($1,351)    $687     $286
Diluted income (loss) per share.                        ($0.24)   $0.10    $0.04

Net income (loss)...............   ($8,758)     ($141)   ($312)  $1,081  ($1,163)
Diluted income (loss) per share.    ($2.09)    ($0.03)  ($0.06)   $0.15   ($0.15)
Shares used in per share
   calculations.................     4,190      4,370    5,657    7,285    7,548

                                                Year Ended December 31,
                                 ------------------------------------------------
                                    2000       1999      1998     1997     1996
                                 ---------- ---------- -------- -------- --------
                                                  (in thousands)

Consolidated Balance
   Sheets Data:
----------------------------
Working capital.................    $4,960    $13,863  $19,030  $16,981  $22,241
Total assets....................    17,801     23,178   26,877   37,693   41,074
Stockholders' equity............     9,922     17,378   21,357   33,923   39,018

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth, for the periods indicated, certain financial data from our consolidated statements of operations as a percentage of revenues.

                                                         Year Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
For continuing operations only
Net revenues
  License...........................................       78%      81%      89%
  Service...........................................       22%      20%      11%
                                                      -------- -------- --------
Total  revenues.....................................      100%     100%     100%

Cost of revenues
  License...........................................        2%       3%       3%
  Service...........................................       16%      12%       7%
                                                      -------- -------- --------
Cost of revenues....................................       18%      15%      10%
                                                      -------- -------- --------
    Gross profit....................................       82%      85%      90%
                                                      -------- -------- --------

Research and development............................       31%      25%      24%
Sales and marketing.................................       66%      50%      45%
General and administrative..........................       19%      14%      16%
                                                      -------- -------- --------
    Operating income (loss).........................      (34%)     (4%)      5%

Interest and other income (expense).................       (1%)      3%       4%
                                                      -------- -------- --------
    Income (loss) before provision for income taxes.      (35%)     (1%)      9%
Provision (benefit) for income taxes................                          3%
                                                      -------- -------- --------
    Net income (loss) from continuing operations....      (35%)     (1%)      6%
                                                      ======== ======== ========

Revenues

We derive the majority of our revenues from product licensing and royalty. Our license revenues increased by 8% in 2000 to $19.4 million from $17.9 million in 1999 and increased by 16% in 1999 from $15.4 million in 1998. The increases in license revenue are primarily from increased revenues from our InputAccel product line. As a percent of total revenue, licenses accounted for 78%, 81% and 89% of 2000, 1999 and 1998.

Our service revenues, which include software maintenance and professional consulting, increased by 30% in 2000 to $5.6 million from $4.3 million in 1999 and increased by 118% in 1999 from $2.0 in 1998. This represents 22%, 20% and 11% of 2000, 1999 and 1998 total revenues. The increase in service revenues in both absolute and percentage terms was attributable to a larger installed base of customers purchasing ongoing software maintenance; and increases in our training and professional consulting offerings.

Gross Profit

Gross profit increased by 9% to $20.6 million in 2000 from $19.0 million in 1999 and increased 21% in 1999 from $15.7 million in 1998. Gross profit margin decreased to 82% in 2000 from 85% in 1999 and 90% in 1998. The decrease in gross margin percent is largely due to the increased percentage of revenues derived from software maintenance and professional services, which have lower margins than revenues from product licensing. We expect revenues from maintenance and services to continue to increase as a percentage of overall revenues.

Research and Development

Research and development expenses increased by 41% in 2000 to $7.9 million from $5.6 million in 1999 and by 33% in 1999 from $4.2 million in 1998. The increase in 2000 includes $710,000 of stock related bonus expense. The other increases in 2000 and 1999 respectively are largely due to investments made for the Dialog Server product line. Research and development expenses increased as a percentage of revenue to 31% in 2000, from 25% in 1999 and from 24% in 1998.

Current staffing levels exceed those of prior periods. We believe that continued investment in research and development is critical to our future growth and that we will continue to commit resources to this area.

Sales and Marketing

Sales and marketing expenses increased by 47% in 2000 to $16.4 million from $11.2 million in 1999 and by 42% in 1999 from $7.9 million in 1998. The increase in 2000 includes $638,000 of stock related bonus expense. Sales and marketing expenses increased as a percentage of revenue to 66% in 2000, from 50% in 1999 and 45% in 1998.

General and Administrative

General and administrative expenses increased by 54% in 2000 to $4.7 million from $3.0 million in 1999 and by 11% in 1999 from $2.8 million in 1998. The increase in 2000 includes $1.1 million of stock related bonus expense. General and administrative expenses increased as a percentage of revenue to 19% in 2000, from 14% in 1999, and 16% in 1998.

Divestiture

The sale of the display division resulted in a net loss of $1.4 million, or 24 cents per share, in 1998. This charge includes a loss from display division operations in the first quarter of 1998, net of tax benefit, of $361,000, and an estimated loss of $990,000, net of tax benefit, on the sale of the net assets of the display division. As a result of the sale, we own a minority interest in Cornerstone Peripherals Technology, Inc., which is reflected as an `other asset' on the December 31, 1999 balance sheet. Based on our assessment of the likelihood to realize value, we wrote off the $500,000 value of this investment in the first quarter of 2000.

Interest and Other Income

Interest and other income decreased in 2000 to $95,000 from $631,000 in 1999 and decreased in 1999 from $675,000 in 1998. This was due to a reduction of cash balances.

Provision (benefit) for Income Taxes

The provision (benefit) for income taxes as a percentage of pretax income (loss) of 35% as offset by an equivalent valuation allowance for 2000. This compares to a provision (benefit) as a percentage of pretax income (loss) of (35)%, and 31% for 1999 and 1998.

Liquidity and Capital Resources

At December 31, 2000, we had cash and cash equivalents of $2.2 million, a decrease of $7.0 million from December 31, 1999. At December 31, 1999, we had cash and cash equivalents of $9.2 million, a decrease of $5.3 million from December 31, 1998.

At December 31, 2000, working capital totaled $5.0 million, a decrease of $8.9 million from December 31, 1999. At December 31, 1999, the working capital totaled $13.9 million, a decrease of $5.1 million from December 31, 1998.

Net cash used in operating activities was $6.9 million in 2000 compared to net cash used by operating activities of $413,000 in 1999. The funds were utilized to support increased expenses, substantially related to our Dialog Server product family, and in 2000, for payments made under a stock-based incentive plan. Net cash provided by operating activities in 1998 was $15.2 million. The net cash provided by operating activities in 1998 was due primarily to conversion to cash of various assets from the discontinued display operation.

Net cash used for investing activities, exclusively additions to property and equipment, was $921,000 in 2000 compared to $827,000 in 1999 and $821,000 in 1998.

Through February 11, 1999, our Board of Directors authorized the use of up to $25 million to repurchase our common stock. The repurchased stock is expected to be held by the company and may be used to meet our obligations under our stock plans and for other corporate purposes. Since inception of the plan in 1997 to December 31, 1999, 3.8 million shares have been repurchased for a total of $23.6 million. 1999 repurchases totaled $4.5 million. No purchases were made in 2000. We used cash on hand to fund the purchases.

We anticipate that our cash and cash equivalents, together with cash flows from operations will be sufficient to meet our liquidity and capital requirements for the next 12 months. We may, however, seek additional equity or debt financing to fund our business operations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. As a result, our stockholders may experience significant additional dilution. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the us and that would not be dilutive.

Subsequent event

In January 2001, the Company reduced its workforce by 11 people. The expected savings from this reduction is approximately $194,000 per quarter

Quarterly Operating Results (Unaudited)

The following table sets forth our unaudited financial information for the eight quarters in the period ended December 31, 2000. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

ACTIONPOINT, INC.
CONSOLIDATED FINANCIAL INFORMATION
(unaudited - in thousands, except per share data)

                                        Quarter Ended
                          ------------------------------------------
2000                      March 31,  June 30,   Sept. 30,  Dec. 31,
------------------------  ---------  ---------  ---------  ---------

Net revenues                $4,613     $6,026     $5,967     $8,436
Gross profit                 3,785      5,056      4,723      7,195
Operating income (loss)     (4,738)    (1,787)    (1,925)        97
Net income (loss)           (5,139)   (1,750)    (1,974)        105
Basic and Diluted EPS:       (1.24)     (0.42)     (0.47)      0.02

1999
------------------------
Net revenues                $5,260     $5,856     $5,461     $5,601
Gross profit                 4,546      5,006      4,692      4,720
Operating income (loss)         14        157       (133)      (886)
Net income                     127        185         42       (495)
Basic and Diluted EPS:        0.03       0.04       0.01      (0.12)

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relate primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of December 31, 2000, the Company had $2.2 million of cash and cash equivalents.

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

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements and auditor's reports are included in Item 8 and appear following Item 14:

Report of Independent Accountants

Consolidated Balance Sheets - At December 31, 2000 and 1999

Consolidated Statements of Operations - Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Officers of the Registrant.

The information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to our executive officers and key employees is included under the caption "Executive Officers and Key Employees" in Part I of this Form 10-K Annual Report.

Item 11. Executive Compensation.

The information required by this item is included under the caption "Executive Compensation and Related Information" in our Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is included under the caption "Ownership of Securities" in our Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is included under the caption "Certain Transactions" in our Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statements, Schedules, and Reports on Form 10-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of PricewaterhouseCoopers LLP Independent Accountants

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000,

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

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

Exhibit List

            Exhibit
            Number    Description
            --------- -----------------------------------------------------------------
            3.1+      Amended and Restated Certificate of Incorporation of the
                      Registrant
            3.2+++    Bylaws of the Registrant
            4.1+      Reference is made to Exhibits 3.1 and 3.2
            4.2+      Form of Investor Rights Agreement dated August 27, 1993 by and among the Registrant and the investors identified herein.
            4.3 xx    Rights Agreement dated September 9, 1997
            10.1+     Form of Indemnity Agreement entered into between the Registrant and its directors and officer.
            10.2+     Form of the Registrant's 1993 Stock Option/Stock Issuance Plan.
            10.3      Form of 1999 Stock Plan.
            10.4      Form of 1998 Employee Stock Purchase Plan.
            10.5      Lease of Property at 1299 Parkmoor Ave, San Jose, CA
            21.1+     Subsidiaries of the Registrant
            23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants
            24.1      Power of Attorney (see page 24).

              +         Incorporated by reference to an exhibit to the Registrant's
                        Registration Statement of Form S-1 (Registration No. 33-66142), as
                        amended.
              +++       Incorporated by reference to an exhibit to the Registrant's 8-K filed on September 24, 1997.
              xx        Incorporated by reference to an exhibit to the Registrant's
                        Registration Statement on Form 8-A filed on September 10, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

ACTIONPOINT, INC.

By:	/s/ Kimra Hawley

Kimra Hawley
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Thomas T. van Overbeek and John Finegan and each one of them, his attorneys-in- fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                          Title                     Date
-----------------------------  ----------------------------------  -------------
/s/ Kimra Hawley               President, Chief Executive          March 30, 2001
--------------------------     Officer and Director
    Kimra Hawley               (Principal Executive Officer)

/s/ John Finegan               Chief Financial Officer,            March 30, 2001
--------------------------     Secretary and Director
    John Finegan               (Principal Financial and Accounting
                               Officer)

/s/ Thomas T. van Overbeek     Chairman of the Board               March 30, 2001
--------------------------     of Directors
    Thomas T. van Overbeek

/s/ Johannes Schmidt           Director                            March 30, 2001
--------------------------
    Johannes Schmidt

/s/ James E. Crawford III      Director                            March 30, 2001
--------------------------
    James E. Crawford III

/s/ Daniel D. Tompkins         Director                            March 30, 2001
--------------------------
    Daniel D. Tompkins

/s/ Bruce Silver               Director                            March 30, 2001
--------------------------
    Bruce Silver

Report of Independent Accountants

To the Board of Directors and Stockholders

of ActionPoint, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 present fairly, in all material respects, the financial position of ActionPoint, Inc. and its subsidiaries ("the Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule in the index appearing under Item 14(a)(2) on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

January 29, 2001

ACTIONPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                           December 31,
                                                        -------------------
                                                          2000      1999
                                                        --------- ---------
                         ASSETS
Current assets:
  Cash and cash equivalents...........................    $2,242    $9,193
  Accounts receivable, net of allowance for doubtful
     accounts of $200 in 2000 and $209 in 1999........     7,912     5,300
  Prepaid expenses and other current assets...........     1,510     1,262
  Deferred income taxes...............................       375     3,908
                                                        --------- ---------
      Total current assets............................    12,039    19,663

Property and equipment, net...........................     1,585     1,479
Deferred income taxes and other assets................     4,177     2,036
                                                        --------- ---------
                                                         $17,801   $23,178
                                                        ========= =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................      $414      $514
  Accrued compensation and related liabilities........     2,055     1,217
  Deferred revenue....................................     3,202     1,997
  Other accrued liabilities...........................     1,408     2,072
                                                        --------- ---------
       Total current liabilities......................     7,079     5,800

Long term deferred revenue............................       800
                                                        --------- ---------
Total liabilities.....................................     7,879     5,800
                                                        --------- ---------
Common stock, $0.01 par value; authorized: 25,000
   shares; issued and outstanding: 4,274 shares
   and 4,076 shares at December 31, 2000 and
   1999, respectively.................................        43        41
Paid-in capital.......................................     9,981     8,681
Retained earnings (accumulated deficit)...............      (102)    8,656
                                                        --------- ---------
     Stockholders' equity.............................     9,922    17,378
                                                        --------- ---------
                                                         $17,801   $23,178
                                                        ========= =========

The accompanying notes are an integral part of these consolidated financial statements

ACTIONPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
Net revenues from continuing operations
  License...........................................  $19,421  $17,858  $15,425
  Service...........................................    5,621    4,320    1,984
                                                      -------- -------- --------
Total  revenues.....................................   25,042   22,178   17,409
                                                      -------- -------- --------
Cost of revenues
  License...........................................      525      616      490
  Service (inclusive of stock related bonus
      expense of $138 in 2000)......................    3,896    2,598    1,258
                                                      -------- -------- --------
Cost of revenues....................................    4,421    3,214    1,748
                                                      -------- -------- --------
    Gross profit....................................   20,621   18,964   15,661
                                                      -------- -------- --------

Research and development (inclusive of stock
       related bonus expense of $710 in 2000).......    7,854    5,586    4,212
Sales and marketing (inclusive of stock
       related bonus expense of $638 in 2000).......   16,437   11,182    7,863
General and administrative (inclusive of stock
       related bonus expense of $1,090 in 2000).....    4,683    3,044    2,754
                                                      -------- -------- --------
    Operating income (loss).........................   (8,353)    (848)     832
Interest and other income...........................       95      631      675
Write-off of equity investment in Cornerstone.......     (500)
                                                      -------- -------- --------
    Income (loss) before provision for income taxes.   (8,758)    (217)   1,507
Provision (benefit) for income taxes................               (76)     468
                                                      -------- -------- --------
    Income (loss) from continuing operations........  ($8,758)   ($141)  $1,039

Discontinued operations:
    Loss from operations of Discontinued
        Display Division............................                       (361)
    Loss on the sale of Display Division............                       (990)
                                                      -------- -------- --------
    Loss from discontinued operations...............                     (1,351)
                                                      -------- -------- --------
    Net loss........................................  ($8,758)   ($141)   ($312)
                                                      ======== ======== ========
Basic and diluted EPS:
  For continuing operations.........................   ($2.09)  ($0.03)   $0.18
  For discontinued Display Division.................                     ($0.24)
  Net loss..........................................   ($2.09)  ($0.03)  ($0.06)
                                                      ======== ======== ========
Shares used in Basic EPS calculation................    4,190    4,370    5,657
                                                      ======== ======== ========
Shares used in Diluted EPS calculation..............    4,190    4,370    5,731
                                                      ======== ======== ========

The accompanying notes are an integral part of these consolidated financial statements

ACTIONPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                                        Retained     Total
                                             Common Stock  Additional   Earnings     Stock-
                                           ---------------  Paid-in    (Accumulated holders'
                                            Shares  Amount  Capital     Deficit)     Equity
                                           -------- ------ ----------  ----------- ----------

Balances, December 31, 1997..............    6,660    $67    $24,747       $9,109    $33,923
 Common stock issued under:
   Stock option plan.....................        2                12                      12
   Employee Stock Purchase Plan..........       78      1        357                     358
 Common stock repurchased................   (1,932)   (20)   (12,604)                (12,624)
 Net loss................................                                    (312)      (312)
                                           -------- ------ ----------  ----------- ----------
Balances, December 31, 1998..............    4,808     48     12,512        8,797     21,357
 Common stock issued under:
   Stock option plan.....................       16               116                     116
   Employee Stock Purchase Plan..........       70      1        339                     340
 Common stock repurchased................     (818)    (8)    (4,462)                 (4,470)
 Tax benefit from disqualifying
   dispositions of common stock..........                         87                      87
 Stock-based compensation................                         89                      89
 Net loss................................                                    (141)      (141)
                                           -------- ------ ----------  ----------- ----------
Balances, December 31, 1999..............    4,076     41      8,681        8,656     17,378
 Common stock issued under:
   Stock option plan.....................       85      1        596                     597
   Employee Stock Purchase Plan..........       88      1        282                     283
   Stock related bonus plan..............       25               362                     362
 Stock-based compensation................                         60                      60
 Net loss................................                                  (8,758)    (8,758)
                                           -------- ------ ----------  ----------- ----------
Balances, December 31, 2000..............    4,274    $43     $9,981        ($102)    $9,922
                                           ======== ====== ==========  =========== ==========

The accompanying notes are an integral part of these consolidated financial statements

ACTIONPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                       Year Ended December 31,
                                                    ---------------------------
                                                      2000     1999     1998
                                                    -------- -------- ---------
Cash flows from operating activities:
  Net loss........................................  ($8,758)   ($141)    ($312)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating
  activities:
     Provision for doubtful accounts..............       (9)    (350)      207
     Stock compensation charge....................       60       89
     Write-off of minority investment.............      500
    Shares issues for stock related bonus.........      362
     Depreciation and amortization................      815      556       669
     Discontinued operations......................               176    15,286
     Deferred income taxes........................      895     (275)      (28)
  (Increase) decrease in assets and
   liabilities:
     Accounts receivable..........................   (2,603)    (460)   (1,751)
     Other assets.................................     (251)    (375)     (583)
     Accounts payable.............................     (100)    (138)      189
     Accrued compensation and related
      liabilities.................................      838      248       506
     Deferred revenue.............................    2,005      303     1,040
     Accrued liabilities..........................     (664)     (46)       15
                                                    -------- -------- ---------
         Net cash provided by (used in)
         operating activities.....................   (6,910)    (413)   15,238
                                                    -------- -------- ---------
Cash flows from investing activities:
  Property and equipment additions................     (921)    (827)     (821)
                                                    -------- -------- ---------
         Net cash used in investing activities....     (921)    (827)     (821)
                                                    -------- -------- ---------
Cash flows from financing activities:
  Repurchase of common stock......................            (4,470)  (12,624)
  Net proceeds from issuance of common stock......      880      456       370
                                                    -------- -------- ---------
         Net cash provided by (used in)
         financing activities.....................      880   (4,014)  (12,254)
                                                    -------- -------- ---------
Net increase (decrease) in cash and
   cash equivalents...............................   (6,951)  (5,254)    2,163
Cash and cash equivalents at beginning of period..    9,193   14,447    12,284
                                                    -------- -------- ---------
Cash and cash equivalents at end of period........   $2,242   $9,193   $14,447
                                                    ======== ======== =========
Supplemental cash flow disclosures:
Cash (received) paid during the year for taxes....       36      364      (997)
Tax benefit from disqualifying dispositions.......                87

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business of the Company:

ActionPoint, Inc. and subsidiaries (the "Company") develops, markets, and services software that helps automate and manage the input of external information into an organization's internal computing systems. On September 8, 1998 the Company sold its display division to its management (see Note 3). Accordingly, in 1998, the operating results and net assets of the display division have been segregated from continuing operations and reported as separate line items on the statements of operations and balance sheets.

2. Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Actionpoint GmbH and Actionpoint (UK) Ltd All significant intercompany accounts and transactions have been eliminated.

Liquidity and capital resources:

For the year ended December 31, 2000 the company incurred a net loss of $8.8M and negative cash flows from operations of $6.9M. At December 31, 2000 the company had cash and cash equivalents of $2.2M.

Management has reduced the workforce and taken other steps to reduce operating expenditures.

In the event that such measures are not sufficient to meet the company's obligations, the company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the company which, as a result, could have a material adverse effect on the company's business, operating results and financial condition.

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

Advertising:

The Company expenses the costs of advertising as the expenses are incurred. The costs of advertising consist primarily of magazine advertisements, brochures, other direct production costs. Costs associated with trade shows are charged to expense upon completion of the trade show. The advertising and related promotional expense for the years ended December 31, 2000, 1999, and 1998 was $2.0 million, $1.0 million and $722,000 respectively.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share data):

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                   -------- -------- --------
Numerator:
  Net income (loss) from continuing operations......  ($8,758)   ($141)  $1,039
  Net loss from discontinued Display Division.......                     (1,351)
                                                      -------- -------- --------
  Net Loss                                            ($8,758)   ($141)   ($312)

Denominator:
  Shares used in basic EPS calculations.............    4,190    4,370    5,657
  Dilutive effect of stock options..................                         74
                                                      -------- -------- --------
  Shares used in diluted EPS calculations...........    4,190    4,370    5,731

Net income (loss) per share, basic and diluted:
  For continuing operations.........................   ($2.09)  ($0.03)   $0.18
  For discontinued operations.......................                      (0.24)
                                                      -------- -------- --------
  Net loss per share                                   ($2.09)  ($0.03)  ($0.06)
                                                      ======== ======== ========

Options outstanding at December 31, 2000, 1999, and 1998 not included in computation of diluted EPS because the exercise price was greater than the average market price or because the Company incurred a net loss are as follows:

                                      2000         1999          1998
                                  ------------ ------------- -------------

Number of options shares (000)..        3,030         2,660         1,876
Price range.....................  $1.39-$31.00  $1.39-$15.75  $1.39-$15.75

Stock-Based Compensation:

The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the option's exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosure of the difference between compensation expense included in net loss and the related cost measured by the fair value method is presented in Note 8.

The Company also adopted FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" ("FIN 44").

The Company accounts for equity instruments issued to non- employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees, or in Conjunction with Selling Goods and Services" ("EITF 96-18") and Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28").

Concentration of Credit Risk:

The Company sells its products primarily in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, which have been within management's expectations. Substantially all cash and cash equivalents are held by one bank.

In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end. Gains and losses resulting from foreign exchange transactions are included in results of operations.

Comprehensive Income

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income; therefore, no separate statement of comprehensive income has been presented.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity from date of purchase of one year or less to be cash equivalents.

Recent Pronouncements:

In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July of 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has adopted SFAS 133 as of January 1, 2001. The adoption of SFAS 133 did not have a material effect on the financial position or the results of operations of the Company.

3. Discontinued Operations

On September 8, 1998 the Company sold its display division to its current management team. The business now operates as a private company named Cornerstone Peripherals Technology, Inc. ("CPT") Under the terms of the sale the Company sold certain assets and transferred certain liabilities associated with the display division. The Company retained certain assets, primarily accounts receivable and some inventory, substantially all of which was converted to cash by December 31, 1998. The Company holds a minority equity interest in CPT, which because of a permanent decline in value, was written off in the first quarter of 2000.

4. Balance Sheet Components (in thousands):

        Property and equipment:             2000   1999
                                          ------- -------
     Office equipment and machinery.....  $2,828  $2,224
     Software...........................     786     480
     Leasehold improvements.............     526     520
                                          ------- -------
                                           4,140   3,224
     Less accumulated depreciation
        and amortization................  (2,555) (1,745)
                                          ------- -------
                                          $1,585  $1,479
                                          ======= =======

Depreciation expense was approximately $815,000, $556,000, and $669,000 in 2000, 1999, and 1998, respectively.

5. Commitments:

The Company has entered into various operating leases for their facilities and sales offices. Future rental commitments under these operating leases are as follows (in thousands):

Year ended December 31,

     2001...............................  $1,266
     2002...............................   1,297
     2003...............................   1,284
     2004...............................     308
     2005...............................     116
     Subsequent years...................     373
                                          -------
      Total.............................  $4,644
                                          =======

Rent expense was approximately $1.3 million, $1.2 million and $409,000 in 2000, 1999, and 1998, respectively.

6. Stockholder's Equity:

Preferred Stock: The Board of Directors is authorized to determine the price, rights, preferences, privileges and restrictions (including voting rights) of preferred stock without any further vote or action by the stockholders. The Board is also authorized to increase or decrease the number of shares of any series. At December 31, 2000, there were 2,000,000 shares of $.01 par value preferred stock authorized. No preferred shares were issued and outstanding at December 31, 2000, 1999, or 1998.

Employee-Stock Purchase Plan: The Board of Directors has reserved 200,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, 130,000 shares under the 1997 Employee Stock Purchase Plan, and 250,000 shares under the 1998 Employee Stock Purchase Plan. Employees may elect to have the Company withhold up to 10% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of the stock on the first day of a two-year offering or the last day of a six-month purchase period, whichever is lower. The number of shares employees may purchase is subject to certain limitations.

Stock-Option Plan: The Company has established the 1993 Stock Option/Stock Issuance Plan and the 1999 Stock Plan. As amended, the 1993 Plan authorizes the issuance of up to 3,124,852 shares of common stock over the term of the Plan, pursuant to the grant of incentive stock and non- qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors. The 1999 Plan authorizes the issuance of up to 700,000 shares of common stock over the term of the Plan, pursuant to the grant of non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors. Additionally, the Company has issued an option for 47,750 shares to a consulting firm with which it has an ongoing business relationship.

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

Aggregate activity under the plans is as follows (in thousands except the per share amounts):

                                                       Options Outstanding
                                        -------------------------------------------
                              Shares                                      Weighted-
                             Available  Number                             average
                                for       of                              Exercise
                               Grant    Shares    Price Per Share Amount    Price
                             ---------  ------- ---------------- -------- ---------

Balance, December 31, 1997..      127    1,895   $0.40 - $16.25  $14,497     $7.65

   Plan Amendment...........      200
   Options granted..........     (523)     523   $4.69 -  $7.75    3,471     $6.64
   Options canceled.........      540     (540)  $1.60 - $15.25   (4,096)    $7.59
   Options exercised........                (2)  $1.39 -  $5.94      (12)    $5.42
                             ---------  -------                  --------
Balance, December 31, 1998..      344    1,876   $1.39 - $15.75  $13,860     $7.39

   Plan Amendment...........      648
   Options granted..........     (982)     982   $3.69 - $15.38    5,134     $5.23
   Options canceled.........      124     (182)  $4.00 -  $9.50   (1,437)    $7.90
   Options exercised........               (16)  $5.60 -  $8.63     (116)    $7.25
                             ---------  -------                  --------
Balance, December 31, 1999..      134    2,660   $1.39 - $15.38  $17,441     $6.56

   Plan Amendment...........      550
   Options granted..........     (613)     613   $2.06 - $31.00    5,195     $8.47
   Options canceled.........      158     (158)  $3.88 - $31.00   (1,317)    $8.34
   Options exercised........               (85)  $1.39 -  $8.75     (597)    $7.02
                             ---------  -------                  --------
Balance, December 31, 2000..      229    3,030   $1.39 - $31.00  $20,722     $6.84
                             =========  =======                  ========

During 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This standard, which establishes a fair value-based method for stock- based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees, with disclosures of pro-forma net income and earnings per share under the new method. The Company continues to follow the requirements of APB Opinion No. 25, with disclosure of pro-forma information concerning its stock option and employee stock purchase plans in accordance with SFAS No. 123.

The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                          Options Oustanding            Options Exercisable
                  ---------------------------------  -----------------------
                               Weighted
                    Number      Average    Weighted    Number     Weighted
                  Outstanding  Remaining   Average   Exercisable   Average
    Range of        as of     Contractual  Exercise    as of      Exercise
 Exercise Prices   12/31/00   Life (Years)  Price     12/31/00      Price
----------------  ----------  -----------  --------  ----------  -----------
                    (000s)                             (000s)
 $1.39 -  $5.00         765          7.9     $4.55         362        $4.82
 $5.25 -  $6.13         796          8.1      5.50         379         5.51
 $6.19 -  $8.63       1,080          6.8      7.83         809         7.98
 $8.63 - $31.00         389          7.0     11.33         207         9.62
                  ----------                         ----------
                      3,030          7.5     $6.84       1,757        $6.99
                  ==========                         ==========

Fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998:

                                    2000       1999       1998
                                 ----------  ---------  ---------
  Risk-free interest rates            5.60%      5.50%      5.17%
  Expected life                   3.5 years  3.5 years  3.5 years
  Volatility                            50%        50%        66%
  Dividend yield                       --         --         --

The weighted average fair value of those options granted in 2000, 1999 and 1998 was $4.60, $2.79, $3.36 respectively. The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan, under the Black-Scholes valuation model using the following assumptions for 2000, 1999 and 1998:

                                    2000       1999       1998
                                 ----------  ---------  ---------
  Risk-free interest rates            5.60%      5.50%      5.17%
  Expected life                   0.50 years  0.50 years 0.50 years
  Volatility                            50%        50%        66%
  Dividend yield                       --         --         --

The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 was $2.51, $2.61 and $2.51 respectively.

The following pro forma income information has been prepared following the provisions of SFAS No. 123 (in thousands except per share data):

                                    1999       1998       1997
                                 ----------  ---------  ---------
  Net loss - proforma             ($11,571)   ($1,443)   ($1,864)
  Basic EPS - proforma              ($2.76)    ($0.33)    ($0.33)
  Diluted EPS - proforma            ($2.76)    ($0.33)    ($0.33)

The above pro forma effects on income may not be representative of the effects on net income(loss) for future years as option grants typically vest over several years and additional options are generally granted each year.

8. Significant Customers and Export Revenues:

The Company has determined that it has a single reportable segment consisting of the development, marketing and servicing of information capture software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices in United Kingdom and Germany, responsible for the sales activities to foreign customers, invoiced by the Company's headquarters in the United States. The foreign subsidiaries do not carry any significant long-lived assets, and income and assets of the Company's foreign subsidiaries were not significant.

Revenue from external customers by geographic area for each of the three fiscal periods is presented in the following table:

                               2000        1999        1998
                           ------------  ---------  ----------
US                             $18,531    $16,189     $12,866
   % of total                       74%        73%         74%
International                    6,511      5,989       4,543
   % of total                       26%        27%         26%

For the years ended December 31 2000, 1999, and 1998 no customer accounted for more than 10% of the Company's revenues.

9. Income Taxes:

Income tax expense (benefit) consists of (in thousands):

                                          2000     1999      1998
                                        -------- --------- --------
Current:
   State and local....................                 $2       $2
   Foreign............................                128
                                        -------- --------- --------
                                              0       130        2
                                        -------- --------- --------
Deferred:
   Federal............................               (161)     160
   State and local....................                (45)      58
                                        -------- --------- --------
                                              0      (206)     218
                                        -------- --------- --------
Total:
   Federal............................               (161)     160
   State and local....................                (43)      60
   Foreign............................                128
                                        -------- --------- --------
                                             $0      ($76)    $220
                                        ======== ========= ========

The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                          2000     1999      1998
                                        -------- --------- --------
Statutory federal income tax rate.....     (34%)     (34%)      34%
State taxes...........................      (5%)       6%        6%
Foreign taxes in excess of US rate....                20%
Research and development credits......               (42%)      (4%)
Non-deductible expenses...............                18%
Change in Valuation Allowance.........      39%
Other, net............................                (3%)      (5%)
                                        -------- --------- --------
                                            (0%)     (35%)      31%
                                        ======== ========= ========

The components of the deferred tax asset (in thousands):

                                          2000     1999
                                        -------- ---------
Deferred tax assets:
   Provision for doubtful accounts....      $84       $87
   Accrued liabilities................      746       471
   Net operating loss carryforwards...    5,318     3,369
   Research & development tax
    credit carryforwards..............    2,066     1,440
                                        -------- ---------
       Total deferred tax asset.......   $8,214    $5,367

Deferred tax liabilities:

   Depreciation and basis differences.     (137)      (41)

   Valuation Allowance................   (3,665)
                                        -------- ---------
Net deferred tax asset................   $4,412    $5,326
                                        ======== =========

At December 31, 2000, the Company had $17.0 million and $4.9 million of federal and California net operating loss carryforwards. These carryforwards expire beginning in 2018 and 2003 for federal and California tax purposes, respectively. In addition, the Company had $1.5 million of research and development tax credits available to offset future U.S. federal income tax. These carryforwards expire in 2004. For California franchise tax purposes, the Company has research and development credit carryforwards of $776,000.

While the company has recorded net losses during the years ended December 31, 2000 and 1999, management does not believe at this time that a full valuation allowance is needed for the Company's net deferred tax asset. Based on the company's historical performance and forecasts for the future, management believes it is more likely than not that its net deferred tax asset will be realized. However, should the company not realize its forecasts for 2001 or 2002, it may be necessary to increase the deferred tax asset valuation allowance in future periods

The ownership changes provisions of the Internal Revenue Code of 1986 and similar state provisions would limit utilization of the carry- forwards should there be a substantial change in the Company's ownership. The annual limitation may result in the expiration of net operating losses and credits before utilization.

10. Stock Related Bonus Plan

On October 8, 1999, the Company adopted (and further amended on December 29, 1999 and February 1, 2000) a stock related bonus plan that, upon a specified increase to the Company's per share stock price, would result in bonus payments of $2.6 million, consisting of a combination of cash and stock.

During February 2000 the Company satisfied the requirements for payment of bonuses pursuant to the plan.

11. Employee Benefit Plan

The Company provides a 401(K) Plan to its employees providing tax deferred salary deductions for eligible employees. Participants may make voluntary contributions between 1% and 20% of their compensation subject to certain annual maximums. The Company matches 50% of employee contributions with a maximum of $2,000 per employee. The Plan provides for additional Company contributions at its discretion. Total contributions made by the Company were $286,000, 212,000 and $157,000 during 2000, 1999 and 1998, respectively.

  Stock Repurchases

Since February 1997 through February, 2000, the Company's Board of Directors has authorized the use of up to $25 million to repurchase the Company's common stock. Through December 31, 1999 the Company has repurchased 3.8 million shares for a total of $23.6 million. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and may continue to be made from time- to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors. The Company has used cash on hand to fund its purchases.

ACTIONPOINT, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                          Additions
                              Balance at  Charged to              Balance
                              beginning   costs and               at end
Description                    of year     expenses   Write-Offs  of year
----------------------------  ----------  ----------  ----------  -------
Year ended December 31, 2000
   Allowance for bad debt...       $209         $83        ($92)    $200

Year ended December 31, 1999
   Allowance for bad debt...       $559       ($350)         $0     $209

Year ended December 31, 1998
   Allowance for bad debt...       $409        $207        ($57)    $559