Form 10-Q
period 2001-03-31
ACTIONPOINT INC
filed 2001-05-10
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 2001: 4,274,949

ACTIONPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2001
Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2001 and December 31, 2000	**

Consolidated Statements of Operations for the three month periods ended March 31, 2001 and 2000	**

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000	**

Notes to the Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature Page	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIONPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                           March 31,      December 31,
                                               2001           2000
                                           -------------  -----------
                                           (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ...............      $3,947       $2,242
  Accounts receivable, net.................       4,714        7,912
  Deferred income taxes and
     other current assets..................       1,315        1,885
                                           -------------  -----------
    Total current assets...................       9,976       12,039

Property and equipment, net................       1,437        1,585
Other assets...............................       4,177        4,177
                                           -------------  -----------
                                                $15,590      $17,801
                                           =============  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................        $332         $414
  Deferred revenue.........................       3,052        3,202
  Accrued liabilities......................       1,806        3,463
                                           -------------  -----------
    Total current liabilities..............       5,190        7,079

Long term deferred revenue.................         786          800
                                           -------------  -----------
Total liabilities..........................       5,976        7,879
                                           -------------  -----------
Stockholders' equity:
  Common stock.............................          43           43
  Paid-in capital..........................       9,988        9,981
  Retained earnings........................        (417)        (102)
                                           -------------  -----------
    Stockholders' equity...................       9,614        9,922
                                           -------------  -----------
                                                $15,590      $17,801
                                           =============  ===========

The accompanying notes are an integral part of these consolidated financial statements

ACTIONPOINT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

                                         Three Months Ended
                                            March 31,
                                        -------------------
                                           2001      2000
                                        --------- ---------
Net revenues:
  License...............................  $4,935    $3,518
  Service...............................   1,660     1,095
                                        --------- ---------
Total revenues..........................   6,595     4,613
                                        --------- ---------
Cost of revenues:
  License...............................     175        83
  Service (inclusive of stock
    related bonus expense of
    $138 in 2000).......................     854       883
                                        --------- ---------
Cost of revenues........................   1,029       966
                                        --------- ---------
Gross profit                               5,566     3,647

Research and development
  (inclusive of stock related
  bonus expense of $710 in 2000.........   1,683     2,457
Sales and marketing
  (inclusive of stock related
  bonus expense of $638 in 2000.........   3,293     3,966
General and administrative
  (inclusive of stock related
  bonus expense of $1,090 in 2000.......     940     1,962
                                        --------- ---------
Operating loss..........................    (350)   (4,738)
Interest and other income                     35       106
Write-off of minority equity
  investment............................      --      (500)
                                        --------- ---------
Loss before provision
   for income taxes.....................    (315)   (5,132)
Provision for income taxes..............      --         7
                                        --------- ---------
Net loss................................   ($315)  ($5,139)
                                        ========= =========

Basic and diluted EPS:
 Net loss................                 ($0.07)   ($1.24)
                                        ========= =========

Shares used in basic and diluted
   EPS calculations: ................      4,275     4,134
                                        ========= =========

The accompanying notes are an integral part of these consolidated financial statements

ACTIONPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - IN THOUSANDS)

                                                             Three Months Ended
                                                                   March 31
                                                           -------------------
                                                             2001      2000
                                                           --------- ---------
Cash flows from operating activities:
 Net loss...............................................      ($315)  ($5,139)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization........................        218       182
   Decrease in allowance for doubtful accounts..........        (40)       --
   Stock compensation charge............................         --        59
   Write-off of minority equity investment..............         --       500
   Shares issued for stock related bonus................         --       346

 Change in assets and liabilities:
    Accounts receivable.................................      3,238     1,616
    Other assets and deferred income taxes..............        570      (460)
    Accounts payable....................................        (82)       58
    Deferred revenue....................................       (164)       (8)
    Accrued liabilities.................................     (1,657)     (169)
                                                           --------- ---------
    Net cash provided by (used in) operating activities.      1,768    (3,015)
                                                           --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................        (70)     (340)
                                                           --------- ---------
    Net cash used in investing activities...............        (70)     (340)
                                                           --------- ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock.............          7       556
                                                           --------- ---------
    Net cash provided by financing activities...........          7       556
                                                           --------- ---------
Net increase (decrease) in cash and cash equivalents....      1,705    (2,799)

Cash and cash equivalents at beginning of period........      2,242     9,193
                                                           --------- ---------
Cash and cash equivalents at end of period..............     $3,947    $6,394
                                                           ========= =========

The accompanying notes are an integral part of these consolidated financial statements

ACTIONPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Unaudited Financial Information:

The accompanying interim unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2000 balance sheet data was derived from audited consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial statements for the three month periods ended March 31, 2001 and 2000 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

Liquidity and capital resources:

For the year ended December 31, 2000 the Company incurred a net loss of $8.8M and negative cash flows from operations of $6.9M. At December 31, 2000 the Company had cash and cash equivalents of $2.2M. For the first quarter ended March 31, 2001, the company incurred a net loss of $315,000 and generated positive cash flows from operating activities of $1.8 million. At March 31, 2001, the Company had cash and cash equivalents of $3.9 million.

During the quarter ended March 31, 2001, management reduced the workforce and took other steps to reduce operating expenditures.

In the event that such measures are not sufficient to reduce expenses to levels that can be financed by revenues generated, the Company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the Company, which, as a result, could have a material adverse effect on the Company's business, operating results and financial condition.

Recent Pronouncements:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted SFAS 133 as of January 1, 2001. The adoption of SFAS 133 did not have a material effect on the financial position or the results of operations of the Company.

3. INCOME TAXES:

The tax benefit related to the operating loss for the quarter ended March 31, 2001, has been offset by a valuation reserve established against the resulting deferred tax assets.

4. COMPUTATION OF NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                     Three Months Ended
                                        March 31,
                                    -------------------
                                       2001      2000
                                    --------- ---------

Net loss............................   ($315)  ($5,139)

Shares used in basic and diluted
 EPS calculation....................   4,275     4,134

Basic and diluted EPS...............  ($0.07)   ($1.24)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:

We develop, market and service information capture software. Information capture solutions enable organizations to collect, organize and input paper and fax-based information into their installed computing systems, providing a critical bridge between the paper world and the digital world. The result is improved customer satisfaction, increased productivity and cost control. Our customers have traditionally been large global 1000 businesses and governmental agencies. We currently have two main product lines to serve the electronic documentation needs of entities that use computers to facilitate business activities. Our InputAccel family is an information capture product, which means that it automates the conversion of paper and fax documents into electronic format thus allowing improved operating efficiencies. Our customers use InputAccel to convert transaction-related documents, such as order forms, claim forms, or loan applications, into an appropriate electronic format and to transport images of and information from these documents to storage on Web sites, compact disks, or internal databases for subsequent search, retrieval or further processing. Our new Dialog Server product, released in September 2000, is an XML-based software product designed to replace static forms on the Web with personalized, intelligent interactions. Additionally, we market software tools under our Pixel Translations brand to various hardware and software providers.

RESULTS OF OPERATIONS:

This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in the section captioned RISK FACTORS and in the Company's most recent Annual Report on Form 10-K.

Revenues

The Company's license revenues increased 40% in the first quarter of 2001 to $4.9 million from $3.5 million in the first quarter of 2000. As a percent of revenue, licenses accounted for 75% and 76% for the first quarter of 2001 and 2000, respectively. The increase in revenue is due primarily from increased revenues from InputAccel product line.

The Company's service revenues increased 52% in the first quarter of 2001 to $1.7 million from $1.1 million in the first quarter of 2000. As a percent of revenue, services accounted for 25% and 24% for the first quarter of 2001 and 2000, respectively. The increase in service revenues was primarily attributable to a larger installed base of customers purchasing annual software maintenance contracts.

Gross Profit

Gross profit increased 53% for the first quarter of 2001 to $5.6 million from $3.6 million for the first quarter of 2000. The increase in gross profit is due primarily from increased revenues. Gross margin increased to 84% from 79% for the first quarter of 2001 and 2000, respectively. The increase in gross margin is due to an increased percentage of revenue derived from license fees in the first quarter of 2001, which have higher margins than revenue from maintenance and services.

Research and Development

Research and development expenses decreased 32% in the first quarter of 2001 to $1.7 million from $2.5 million in the first quarter of 2000. The decrease is principally due to a one-time charge of $710,000 of stock related bonus expense in the first quarter of 2000. As a percent of revenue, research and development decreased to 26% for the first quarter of 2001, from 53% in the first quarter of 2000. Excluding the stock related bonus expense the decrease in percentage is primarily due to increased revenue levels.

The Company believes that continued investment in research and development is critical to its future growth and will continue to commit resources to this area.

Sales and marketing

Sales and marketing expenses decreased 17% in the first quarter of 2001 to $3.3 million from $4.0 million in the first quarter of 2000. The decrease is principally due to a one-time charge of $638,000 of stock related bonus expense in the first quarter of 2000. As a percent of revenue, sales and marketing decreased to 50% for the first quarter of 2001, from 86% in the first quarter of 2000. Excluding the stock related bonus expense the decrease in percentage is primarily due to increased revenue levels.

General and administrative

General and administrative expenses decreased 52% for the first quarter of 2001 to $940,000 from $2.0 million in the first quarter of 2000. The decrease is largely due to a one-time charge of $1.1 million of stock related bonus expense in the first quarter of 2000 partially offset by increase in spending due to professional fees and expenses incurred in conjunction with various strategic initiatives. As a percentage of revenue, general and administrative expenses decreased to 14% for the first quarter of 2001, from 43% for the first quarter of 2000. Excluding the stock related bonus expense the decrease in percentage is primarily due to increased revenue levels.

Minority Equity Investment

Based on its assessment of the likelihood of realizing value, the Company wrote off a $500,000 minority equity interest in the first quarter of 2000, that was made in 1998 in conjunction with the sale of the Company's hardware division.

Provision for Income Taxes

The benefit for the tax loss carry forward in the first quarter of 2001 and 2000, respectively, was offset by an increase to the valuation allowance.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash and cash equivalents of $3.9 million, compared to $2.2 million at December 31, 2000.

Net cash provided by operating activities was $1.8 million in the first three months of 2001 compared to net cash used by operating activities of $3.0 in the first three months of 2000. The net cash provided by operating activities in the first three months of 2001 is primarily due to the collection of accounts receivable partially offset by a decrease in accrued liabilities. In the first three months of 2000, funds were utilized to support increased development and marketing expenses, primarily related to the Dialog Server product family, and for payments made under a stock-based incentive plan.

Net cash used in investing activities, exclusively additions to property and equipment, was $70,000 for the first three months of 2001, compared to $340,000 in the first three months of 2000.

Net cash provided by financing activities was $7,000 for the first three months of 2001 and $556,000 for the first three months of 2000, primarily from the proceeds of exercises of employee stock options.

The Company believes that its cash and cash equivalents, together with cash flows from operations will be sufficient to meet the Company's liquidity and capital requirements for at least the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix and competitive factors. Accordingly, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or other sources. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.

RISK FACTORS:

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business.

Risks Related to our Financial Results

We have recently experienced net losses and may continue to incur net losses for the foreseeable future, which may harm the market price of our common stock.

We incurred net losses of $315,000 for the first quarter ended March 31, 2001. In recent periods we have not generally generated cash from operations. Our recent net losses are substantially the result of expenses incurred for our new Dialog Server product family. We expect to continue to devote substantial resources to our product families and as a result we will need to achieve increased revenues to achieve profitability. Even if we achieve profitability, given the competitive and evolving nature of our industry we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate higher revenues while containing costs and operating expenses to become and remain profitable. Our failure to do so will cause the price of our stock to decline.

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

We recently developed and have continued to enhance our new Dialog Server product family to compete in the market for e-commerce interaction management software. Because we have a limited operating history for this new product family, it is impossible to discern trends that may emerge and affect our business. Our limited historical financial performance for this product family will make it difficult for you to evaluate the success of our business to date and to assess its future viability.

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

If we cannot manage and expand our international operations, our revenues may not increase and our business and results of operations would be harmed.

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

Our products and technologies are complex, and we are substantially dependent upon the continued service of our existing key management, sales and marketing, technical support and research and development personnel. We do not have employment agreements with any of our key employees . The loss of the services of one or more of our key employees could harm our business and slow our product development processes or sales and marketing efforts.

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

Item 3- Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of March 31, 2001, the Company had $3.9 million of cash and cash equivalents.

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

ACTIONPOINT, INC.

(Registrant)
Dated: May 10, 2001

By:	/s/ KIMRA HAWLEY

Kimra Hawley
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ JOHN FINEGAN

John Finegan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)