Form 10-Q
period 2001-06-30
ACTIONPOINT INC
filed 2001-08-14
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 2001: 4,324,919

ACTIONPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001
Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	**

Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 and 2000	**

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2001 and 2000	**

Notes to the Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Securities Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature Page	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIONPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                   June 30,   December 31,
                       ASSETS                        2001         2000
                                                 -----------  -----------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents ....................     $4,856       $2,242
  Short-term investments........................      4,867         --
  Accounts receivable, net......................      3,736        7,912
  Deferred income taxes.........................       --            375
  Other current assets..........................      1,048        1,510
                                                 -----------  -----------
    Total current assets........................     14,507       12,039

Property and equipment, net.....................      1,133        1,585

Deferred income taxes...........................       --          4,037
Other assets....................................        142          140
                                                 -----------  -----------
                                                    $15,782      $17,801
                                                 ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................       $254         $414
  Deferred revenue..............................      2,947        3,202
  Accrued liabilities...........................      2,342        3,463
                                                 -----------  -----------
    Total current liabilities...................      5,543        7,079

Long term deferred revenue......................        831          800
                                                 -----------  -----------
Total liabilities                                     6,374        7,879

Stockholders' equity:
  Common stock..................................         43           43
  Paid in capital...............................     10,061        9,981
  Accumulated other comprehensive income........        157         --
  Accumulated deficit...........................       (853)        (102)
                                                 -----------  -----------
    Stockholders' equity........................      9,408        9,922
                                                 -----------  -----------
                                                    $15,782      $17,801
                                                 ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTIONPOINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                        ------------------- -------------------
                                           2001      2000       2001      2000
                                        --------- --------- --------- ---------
Net revenues:
  License...........................      $3,211    $4,715    $8,146    $8,233
  Service...........................       1,652     1,311     3,312     2,406
                                        --------- --------- --------- ---------
Total revenues......................       4,863     6,026    11,458    10,639

Cost of revenues:
  License...........................         211        83       386       166
  Service (inclusive of stock
    related bonus expense of
    $138 in Q1 2000)................         712       887     1,566     1,770
                                        --------- --------- --------- ---------
Cost of revenues....................         923       970     1,952     1,936
                                        --------- --------- --------- ---------
Gross profit                               3,940     5,056     9,506     8,703
                                        --------- --------- --------- ---------
Research and development
  (inclusive of stock related
  bonus expense of $710 in Q1 2000..       1,450     1,821     3,133     4,278
Sales and marketing
  (inclusive of stock related
  bonus expense of $638 in Q1 2000..       3,141     4,106     6,434     8,072
General and administrative
  (inclusive of stock related
  bonus expense of $1,090 in Q1 2000         805       916     1,745     2,878
                                        --------- --------- --------- ---------
Operating loss......................      (1,456)   (1,787)   (1,806)   (6,525)
Interest and other income...........         102        39       137       145
Gain on sale of Dialog Server.......       5,021         --    5,021         --
Write-off of minority equity
  investment........................           --        --        --     (500)
                                        --------- --------- --------- ---------
Income (loss) before provision
   for income taxes.................       3,667    (1,748)    3,352    (6,880)
Provision for income taxes..........       4,103         2     4,103         9
                                        --------- --------- --------- ---------
Net loss............................       ($436)  ($1,750)    ($751)  ($6,889)

Other comprehensive income:
   Unrealized gain on securities....         157         --      157         --
                                        --------- --------- --------- ---------
Comprehensive loss                         ($279)  ($1,750)    ($594)  ($6,889)
                                        ========= ========= ========= =========

Basic and diluted EPS:
 Net income (loss)..................      ($0.10)   ($0.42)   ($0.18)   ($1.66)
                                        ========= ========= ========= =========

Shares used in basic and diluted
   EPS Calculations.................       4,276     4,179     4,275     4,157
                                        ========= ========= ========= =========

The accompanying notes are an integral part of these condensed consolidated financial statements

ACTIONPOINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - IN THOUSANDS)

                                                              Six Months Ended
                                                                June 30
                                                          -------------------
                                                            2001      2000
                                                          --------- ---------

Cash flows from operating activities:
 Net income loss........................................     ($751)  ($6,889)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization........................       424       392
   Stock compensation charge............................        --        59
   Write-off of minority equity investment..............        --       500
   Shares issued for stock related bonus................        --       346
   Net gain on sale of Dialog Server assets.............    (2,689)       --
   Valuation allowance on deferred tax assets...........     1,664        --
 Change in assets and liabilities:
    Accounts receivable.................................     4,176      (233)
    Other current and noncurrent assets.................       855      (718)
    Accounts payable....................................      (160)        9
    Deferred revenue....................................      (168)      578
    Accrued liabilities.................................    (1,631)      (25)
                                                          --------- ---------
    Net cash provided by (used in)operating activities..     1,720    (5,981)
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................       (73)     (643)
 Proceeds from sale of Dialog Server assets.............       887        --
                                                          --------- ---------
    Net cash provided by (used in) investing activities.       814      (643)
                                                          --------- ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock.............        80       782
                                                          --------- ---------
    Net cash provided by financing activities...........        80       782
                                                          --------- ---------
Net increase (decrease) in cash and cash equivalents....     2,614    (5,842)

Cash and cash equivalents at beginning of period........     2,242     9,193
                                                          --------- ---------
Cash and cash equivalents at end of period..............    $4,856    $3,351
                                                          ========= =========

The accompanying notes are an integral part of these condensed consolidated financial statements

ACTIONPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PREPARATION:

Interim Unaudited Financial Information:

The accompanying interim unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2000 balance sheet data was derived from audited financial statements contained in the Company's 2000 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited financial statements for the three and six month periods ended June 30, 2001 and 2000 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities,". It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted SFAS 133 as of January 1, 2001. The adoption of SFAS 133 did not have a material effect on the consolidated financial position or the results of operations of the Company.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial position and results of operations.

3. LIQUIDITY:

For the first six months of 2001, the Company incurred a net loss of $751,000 but generated positive cash flows from operating activities of $1.7 million as a result of the sale of the Dialog Server product line and other cost reduction measures. At June 30, 2001, the Company had cash and cash equivalents of $4.9 million and had short-term investments, in the form of Chordiant common stock, of $4.9 million.

In addition to the sale of the Dialog Server product line management has taken other steps to reduce operating expenditures.

In the event that such measures are not sufficient to meet the Company's obligations, the Company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the Company, which, as a result, could have a material adverse effect on the Company's business, operating results and financial condition.

4. INCOME TAXES:

The income tax provision of $4.1 million recorded in the second quarter of 2001 represents the recognition of benefits attributable to the utilization of net operating loss carry forwards in connection with the gain on the sale of the Dialog Server product line of $2.4 million and the establishment of a full valuation allowance of $1.7 million against the remaining net deferred tax assets based on management's assessment of the uncertainty of realizing future tax benefits attributable to such assets following the sales of the Dialog server product line.

4. COMPUTATION OF NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                     Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                    ------------------- -------------------
                                       2001      2000      2001      2000
                                    --------- --------- --------- ---------

Net loss............................   ($436)  ($1,750)    ($751)  ($6,889)

Shares used in basic and diluted
 EPS calculation....................   4,276     4,179     4,275     4,157

Basic and diluted EPS...............  ($0.10)   ($0.42)   ($0.18)   ($1.66)

At June 30, 2001 and 2000, 3,044,595 and 2,767,105 options outstanding were not included in the computation of diluted EPS because the Company incurred a net loss.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:

We develop, market and service information capture software. Information capture solutions enable organizations to collect, organize and input paper and fax-based information into their installed computing systems, providing a critical bridge between the paper world and the digital world. The result is improved customer satisfaction, increased productivity and cost control. Our customers have traditionally been large global 1000 businesses and governmental agencies. Our InputAccel family of information capture software helps automate the conversion of paper and fax documents into electronic format thus allowing improved operating efficiencies. Our customers use InputAccel to convert transaction-related documents, such as order forms, claim forms, or loan applications, into an appropriate electronic format and to transport images of and information from these documents to storage on Web sites, compact disks, or internal databases for subsequent search, retrieval or further processing. Additionally, we market software tools under our Pixel Translations brand to various hardware and software providers.

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

Revenues

The Company's license revenues decreased 32% in the second quarter of 2001 to $3.2 million from $4.7 million in the second quarter of 2000. For the six months ended June 30, 2001, license revenues decreased 1% to $8.1 million from $8.2 million in the first six months of 2000. As a percent of revenue, licenses accounted for 66% and 78% for the second quarter of 2001 and 2000 respectively and 71% and 77% for the six months ended June 30, 2001 and 2000, respectively. The decrease in license revenue in the second quarter is due in part to extended sales cycles and general slowdowns in IT spending for the large global 1000 customers. Additionally, the sale of the Dialog Server product line in mid-quarter necessitated a transition in the Company's sales strategy which had an adverse impact on the revenues for the quarter.

The Company's service revenues increased 26% in the second quarter of 2001 to $1.7 million from $1.3 million in the second quarter of 2000. For the six months ended June 30, 2001, service revenues increased 38% to $3.3 million from revenues of $2.4 million in the first six months of 2000. As a percent of revenue, services accounted for 34% and 22% for the second quarter of 2001 and 2000 respectively and 29% and 23% for the six months ended June 30, 2001 and 2000, respectively. The increase in service revenues both in absolute and percentage terms was attributable to a larger installed base of customers purchasing annual software maintenance.

Gross Profit

Gross profit decreased 22% for the second quarter of 2001 to $3.9 million from $5.1 million for the second quarter of 2000. For the six months ended June 30, 2001, gross profit increased 9% to $9.5 million from gross profit of $8.7 million in the first six months of 2000. The decrease in gross profit for the second quarter is due primarily to the corresponding decrease in license revenues. The increase in gross profit for the six month period is due to the improved margins for service revenues.

Gross margin decreased to 81% from 84% for the second quarter of 2001 and 2000, respectively and increased to 83% from 82% for the six months ended June 30, 2001 and 2000, respectively. The fluctuation in gross margins is generally attributable to the mix of license and service revenues, as license revenues generate substantially higher margin than those for service revenues. Additionally, there was a one-time charge of stock related bonus expense of $138,000 in the first quarter of 2000. However, service margins have increased significantly in 2001, 57% in the most recent quarter compared to 33% for the same quarter in 2000.

Research and Development

Research and development expenses decreased 20% in the second quarter of 2001 to $1.5 million from $1.8 million in the second quarter of 2000 and for the six months ended June 30, 2001, decreased 27% to $3.1 million from $4.3 million in the first six months of 2000. The decrease is largely related to the sale of the Dialog Server product line in May, 2001, as substantial development expenses were incurred for this product line in 2000. Additionally, there was a one-time charge of stock related bonus expense of $710,000 in the first quarter of 2000.

As a percent of revenue, research and development expenses remained flat at 30% for the second quarter of 2001 compared to the second quarter of 2000 and decreased to 27% from 40% for the first six months ended June 30, 2001 and 2000, respectively.

Sales and marketing

Sales and marketing expenses decreased 24% in the second quarter of 2001 to $3.1 million from $4.1 million in the second quarter of 2000 and for the six months ended June 30, 2001, decreased 20% to $6.4 million from $8.1 million in the first six months of 2001.

The decrease is largely related to reductions in programmatic and product marketing expenses incurred in 2000 for the launch of the recently sold Dialog Server product line and a one-time stock related bonus expense of $638,000 in the first quarter of 2000.

As a percent of revenue, sales and marketing decreased to 65% for the second quarter of 2001, from 68% in the second quarter of 2000 and decreased to 56% from 76% for the first six months ended June 30, 2001 and 2000, respectively.

General and administrative

General and administrative expenses decreased 12% for the second quarter of 2001 to $805,000 from $916,000 in the second quarter of 2000 and for the six months ended June 30, 2001, decreased 39% to $1.7 million from $2.9 million in the first six months of 2000. The decrease in the six months period is largely due to the stock related bonus expense of $1.1 million recorded in the first quarter of 2000.

As a percentage of revenue, general and administrative expenses increased to 17% for the second quarter of 2001, from 15% for the second quarter of 2000 and decreased to 15% from 27% for the first six months ended June 30, 2001 and 2000, respectively.

Sale of the Dialog Server product line

The Company sold its Dialog Server product line to Chordiant Software on May 17, 2001 for $7.2 million consisting of $2 million in cash and 1.7 million shares of Chordiant common stock and recognized a pretax gain of $5.0 million in the second quarter of 2001. Of these proceeds, $200,000 and 164,000 shares of Chordiant common stock are being held in escrow for one year in connection with the asset purchase agreement. Accordingly, these escrowed amounts have not been reflected in the determination of the gain on the sale of the product line. The Chordiant common stock was valued at $3 per share at the transaction date.

Minority Equity Investment

Based on its assessment of the likelihood to realize value, the Company wrote off a $500,000 minority equity interest in the first quarter of 2000, that was made in 1998 in conjunction with the sale of the Company's hardware division.

Provision for Income Taxes

The income tax provision of $4.1 million recorded in the second quarter of 2001 represents the recognition of benefits attributable to the utilization of net operating loss carry forwards in connection with the gain on the sale of the Dialog Server product line of $2.4 million and the establishment of a full valuation allowance of $1.7 million against the remaining net deferred tax assets based on management's assessment of the uncertainty of realizing future tax benefits attributable to such assets following the sales of the Dialog server product line.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash and cash equivalents of $4.9 million, compared to $2.2 million at December 31, 2000.

Net cash provided by operating activities was $1.7 million in the first six months of 2001 compared to net cash used by operating activities of $6.0 million in the first six months of 2000. The net cash provided by operating activities in the first six months of 2001 is primarily due to reduction in operating expenses together with favorable net movements in working capital.

Net cash provided by investing activities was $814,000, made up of proceeds from the sale of Dialog server product line partially offset by additions to property and equipment of $73,000 for the first six months of 2001. This compares to net cash used exclusively for additions to property and equipment of $643,000 in the first six months of 2000.

Net cash provided by financing activities was $80,000 for the first six months of 2001 and $782,000 for the first six months of 2000, primarily from the employee stock purchase plan and from the proceeds of exercises of employee stock options.

The Company believes that its cash and cash equivalents, together with short-term investments and cash flows from operations will be sufficient to meet the Company's liquidity and capital requirements for the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix and competitive factors. Accordingly, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or other sources. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities,". It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted SFAS 133 as of January 1, 2001. The adoption of SFAS 133 did not have a material effect on the consolidated financial position or the results of operations of the Company.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial position and results of operations.

Subsequent Event:

All Chordiant stocks acquired in conjunction with the sale of Dialog Server product line was sold in July 2001 for total proceeds of $4.7 million.

In August 3, 2001, the company filed a Schedule TO, tender offer to exchange all outstanding options under eligible option plans. The program will permit employees to tender outstanding stock option grants to be cancelled in exchange for replacement option grants that will be made at least six months and a day after the expiration of the offer with a strike price at the then current market price. The replacement options will be for the same number of shares as the exchanged grants.

RISK FACTORS:

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business.

Risks Related to our Financial Results

We have recently experienced losses and may continue to incur losses for the foreseeable future, which may harm the market price of our common stock.

We incurred operating losses of $751,000 million for the first six months of 2001. In recent periods we have not generally generated cash from operations. Our recent net losses are substantially the result of expenses incurred in developing for the recently sold Dialog Server product family. However, we expect to continue to devote substantial resources to our product families and as a result we will need to achieve increased revenues to achieve profitability. Even if we achieve profitability, given the competitive and evolving nature of our industry we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate higher revenues while containing costs and operating expenses to become and remain profitable. Our failure to do so may cause the price of our stock to decline.

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

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors, including:

  the introduction of new or enhanced products

  fluctuations in the size and timing of significant orders;

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

Also, in recent years, we have had relatively stronger demand for our products during the quarter ending December 31 and relatively weaker demand in the quarter ending March 31. We believe that, adjusting for the negative impact in late 1999 caused by Year 2000 concerns, this pattern will continue. This seasonality makes it more difficult to forecast quarterly revenues. Therefore, it is likely that in some future quarter operating results will fall below expectations and as a result, the price of our common stock may be harmed.

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

Risks Related to the Information Capture and Interaction Management Software Industry

If we are not able to effectively compete against other software providers in the data capture software industry, our revenues will not increase and may decrease.

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

If the market for data capture software does not grow, our revenues may not grow.

The markets for information capture software is fragmented and extremely competitive. We have spent, and intend to continue to spend, considerable resources educating potential customers about our software products and the information capture market generally. Our expenditures may fail to achieve any additional degree of market acceptance for our products. The rate at which organizations have adopted our existing products has varied significantly, and we expect to continue to experience such variations in the future. If the markets for our products develops more slowly than we currently anticipate, our revenues will not grow and our operating results will suffer.

Risks Related to Our Business

Significantly all of our revenues are currently derived from sales of our InputAccel product and related software tools, and if demand for these products declines or fails to grow as we expect, our revenues will be harmed.

We derive substantially all of our revenues from the InputAccel product family and Pixtools software tools. Therefore, our future operating results depend heavily upon continued and widespread market acceptance for our InputAccel products and enhancements to those products. A decline in the demand for InputAccel products as a result of competition, technological change or other factors, would cause our revenues to suffer.

If we are unable to respond in an effective and timely manner to technological change and new products in our industry, our revenues and operating results will suffer.

The market for information capture is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in our software, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our operating results and financial condition. We have experienced delays in the past in the release of new products and new product enhancements. We may fail to develop and market on a timely and cost effective basis new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of these products or that our new products and product enhancements will achieve market acceptance.

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

In the first six months of 2001, international sales represented approximately 23% of our revenues, and we anticipate that for the foreseeable future a significant portion of our revenues will be derived from sources outside North America. In addition, we intend to continue to expand our sales and support operations internationally. In order to successfully expand international sales, we may establish additional foreign operations, expand our international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do these things in a timely and cost-effective manner, our sales growth internationally, if any, will be limited, and our business, operating results and financial condition would be harmed. Even if we are able to successfully expand our international operations, we may not be able to maintain or increase international market demand for our products.

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

We may need to expand our sales and marketing organization to increase market awareness and sales of our products or our revenues may be adversely affected.

The sale of our products requires long and involved sales efforts targeted at several key departments within our prospective customers' organizations. Sales of our products require the prolonged efforts of executive personnel and specialized systems and applications engineers working together with a small number of dedicated salespersons. We may need to grow our sales force in order to increase market awareness and sales of our products. Competition for these individuals is intense, and we might not be able to hire a sufficient number of qualified sales personnel and applications engineers without incurring higher than expected compensation costs. If we are unable to expand our sales operations, we may not be able to increase market awareness or sales of our products, which could adversely affect our revenues.

If our products fail to perform properly, our customers may assert product liability claims for damages and our reputation and operating results may suffer.

Our products are used in connection with critical business functions and may result in significant liability claims if they do not work properly. Limitation of liability provisions we include in our license agreements may not sufficiently protect us from product liability claims because of limitations in existing or future laws or unfavorable judicial decisions. Although we have not experienced any material product liability claims to date, the sale and support of our products may give rise to claims which may be substantial in light of the use of our products in business-critical applications. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any claims for damages, whether or not successful, could seriously damage our reputation and our business.

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

We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated. Such delays would materially adversely affect our business, operating results and financial condition.

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

Item 3- Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy, which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of June 30, 2001, the Company had $4.9 million of cash and cash equivalents. In addition, the Company owned 1.6 million shares of Chordiant stock, obtained in conjunction with the sale of the Dialog Server product line, and valued at $4.8 million on June 30, 2001.

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

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On June 22, 2001, the Company held its Annual Meeting of Stockholders at the Company's headquarters in San Jose, California. At the meeting, the stockholders were asked to: (1) elect Thomas T. van Overbeek, James Crawford III, Kimra Hawley, Johannes Schmidt, Bruce Silver, Daniel D. Tompkins, and John Finegan as members of the Board of Directors for 2001; (2) approve an amendment to the Company's Stock Option/Stock Issuance Plan to increase the number of shares of Common Stock for issuance thereunder by 150,000 shares; (3) approve an amendment to the Company's 1998 Employee Stock Purchase Plan to increase the number of shares of common stock for issuance thereunder by 100,000 shares; and (4) ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal year 2001.

As of the April 30, 2001 record date established for the annual meeting, there were 4,273,611 shares of common stock issued and outstanding, all of which were entitled to vote. Present in person or by proxy at the meeting were stockholders representing 3,993,994 shares. Such shares represented 93%, a quorum, of the total number of shares outstanding and entitled to vote. All of the proposals, and all of the nominees to the board of directors, were approved by the stockholders. 3,537,136 shares voted for the approval of the nominees to the board of directors, 429,869 withheld, and 26,989 instructed. 901,658 shares voted for the approval of the amendment to the company's 1993 Stock Option/Stock Issuance Plan, 568,107 voted against, and 1,950 shares abstained. 1,344,560 shares voted for the approval of the amendment to the 1998 Employee Stock Purchase Plan, 124,645 shares voted against, and 2,510 shares abstained. 3,964,076 shares voted for ratification of the selection of PricewaterhouseCoopers as the Company's independent auditors, 15,400 shares voted against, and 14,518 shares abstained.

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

Exhibit
Number          Description
-------         ------------
3.1+            Amended and Restated Certificate of Incorporation of the Registrant.

3.2             Bylaws of the Registrant (Incorporated by reference to an exhibit to the Registrant's 8-K filed on September 24, 1997).

4.1             Reference is made to Exhibit 3.1 and 3.2.

4.2+            Form of Investor Rights Agreement dated August 27, 1993 by and among the Registrant and the investors identified herein.

4.3             Rights Agreement dated September 9, 1997 (Incorporated by reference to and exhibit to the Registrant's Registration Statement on Form 8-A
                filed on September 10, 1997).

10.1+           Form of Indemnity Agreement entered into between the Registrant and its directors and officers

10.2+           Form of the Registrant's 1993 Stock Option/Stock Issuance Plan.

10.3++          Form of 1999 Stock Plan.

10.4++          Form of 1998 Employee Stock Purchase Plan.

10.5++          Lease of Property at 1299 Parkmoor Ave. San Jose, CA

    + Incorporated by reference to an exhibit to the Registrant's Registration Statement of Form S-1 (Registration No. 33-66142), as amended.

    ++ Incorporated by reference to a similarly numbered exhibit to the Registrant's Annual Report on Form 10-K filed on April 2, 2001.

    1. On June 4, 2001, the Company reported on form 8-k the sale of assets related to its Dialog Server product line to Chordiant Software, Inc. The sale was made on May 17, 2001. The form 8-k filed included pro forma financial information to illustrate the effects of the sale on the Company's business.

2. On June 15, 2001, the Company reported on Form 8-k the election of Stephen Francis as President and Chief Executive Officer that occurred on July 4, 2001.

ACTIONPOINT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIONPOINT, INC.

(Registrant)
Dated: August 14, 2001

By:	/s/ STEPHEN FRANCIS

Stephen Francis
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ JOHN FINEGAN

John Finegan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)