Form 10-Q
period 2001-09-30
ACTIONPOINT INC
filed 2001-11-14
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 2001: 4,324,919

ACTIONPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001
Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	**

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 2001 and 2000	**

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000	**

Notes to the Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Securities Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature Page	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIONPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                   September 30,  December 31,
                       ASSETS                          2001           2000
                                                   ------------   -----------
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents ....................        $8,854        $2,242
  Accounts receivable, net......................         2,998         7,912
  Deferred income taxes.........................          --             375
  Other current assets..........................           766         1,510
                                                   ------------   -----------
    Total current assets........................        12,618        12,039

Property and equipment, net.....................           974         1,585

Deferred income taxes...........................          --           4,037
Other assets....................................           515           140
                                                   ------------   -----------
                                                       $14,107       $17,801
                                                   ============   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................          $455          $414
  Deferred revenue..............................         2,747         3,202
  Accrued liabilities...........................         2,372         3,463
                                                   ------------   -----------
    Total current liabilities...................         5,574         7,079

Long term deferred revenue......................           752           800
                                                   ------------   -----------
Total liabilities                                        6,326         7,879
                                                   ------------   -----------
Stockholders' equity:
  Common stock..................................            43            43
  Paid in capital...............................        10,062         9,981
  Accumulated deficit...........................        (2,324)         (102)
                                                   ------------   -----------
    Stockholders' equity........................         7,781         9,922
                                                   ------------   -----------
                                                       $14,107       $17,801
                                                   ============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTIONPOINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

                                           Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                          -------------------   -------------------
                                             2001      2000         2001      2000
                                          --------- ---------   --------- ---------
Net revenues:
  License............................       $3,039    $4,509     $11,185   $12,742
  Service............................        1,655     1,458       4,967     3,864
                                          --------- ---------   --------- ---------
Total revenues.......................        4,694     5,967      16,152    16,606

Cost of revenues:
  License............................          204       189         590       355
  Service (inclusive of stock
    related bonus expense of
    $138 in Q1 2000).................          690     1,055       2,256     2,825
                                          --------- ---------   --------- ---------
Cost of revenues.....................          894     1,244       2,846     3,180
                                          --------- ---------   --------- ---------
Gross profit                                 3,800     4,723      13,306    13,426
                                          --------- ---------   --------- ---------
Research and development
  (inclusive of stock related
  bonus expense of $710 in Q1 2000...        1,289     1,854       4,422     6,132
Sales and marketing
  (inclusive of stock related
  bonus expense of $638 in Q1 2000...        2,751     3,918       9,185    11,990
General and administrative
  (inclusive of stock related
  bonus expense of $1,090 in Q1 2000.          825       876       2,570     3,754
                                          --------- ---------   --------- ---------
Operating loss.......................       (1,065)   (1,925)     (2,871)   (8,450)
Interest and other income (expense)..           77       (58)        214        87
Gain (loss) on sale of Dialog Server
  product line.......................         (409)        --      4,612         --
Write-off of minority equity
  investment.........................            --        --          --     (500)
                                          --------- ---------   --------- ---------
Income (loss) before provision
   for income taxes..................       (1,397)   (1,983)      1,955    (8,863)
Provision (benefit) for income taxes.           74        (9)      4,177         --
                                          --------- ---------   --------- ---------
Net loss.............................      ($1,471)  ($1,974)    ($2,222)  ($8,863)

Other comprehensive income:
   Reclassification adjustment for gain
   on securities included in net loss.        (157)        --          --        --
                                          --------- ---------   --------- ---------
Comprehensive loss                         ($1,628)  ($1,974)    ($2,222)  ($8,863)
                                          ========= =========   ========= =========

Basic and diluted EPS:
 Net loss............................       ($0.34)   ($0.47)     ($0.52)   ($2.12)
                                          ========= =========   ========= =========

Shares used in basic and diluted
   EPS Calculations..................        4,325     4,225       4,292     4,179
                                          ========= =========   ========= =========

The accompanying notes are an integral part of these condensed consolidated financial statements

ACTIONPOINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - IN THOUSANDS)

                                                              Nine Months Ended
                                                               September 30
                                                          -------------------
                                                            2001      2000
                                                          --------- ---------

Cash flows from operating activities:
 Net loss...............................................   ($2,222)  ($8,863)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization........................       672       605
   Stock compensation charge............................        --        81
   Write-off of minority equity investment..............        --       500
   Shares issued for stock related bonus................        --       346
   Net gain on sale of Dialog Server product line.......    (2,278)       --
   Increase in valuation allowance on deferred
     income taxes.......................................     1,664        --
 Change in assets and liabilities:
    Accounts receivable.................................     4,914       749
    Other current and noncurrent assets.................       764      (461)
    Accounts payable....................................        41        89
    Deferred revenue....................................      (447)      611
    Accrued liabilities.................................    (1,601)      125
                                                          --------- ---------
    Net cash provided by (used in) operating activities.     1,507    (6,218)
                                                          --------- ---------
Cash flows from investing activities:
 Property and equipment additions.......................      (162)     (887)
 Proceeds from sale of Dialog Server product line.......       887        --
 Sales of marketable securities.........................     4,299        --
                                                          --------- ---------
    Net cash provided by (used in) investing activities.     5,024      (887)
                                                          --------- ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock.............        81       793
                                                          --------- ---------
    Net cash provided by financing activities...........        81       793
                                                          --------- ---------
Net increase (decrease) in cash and cash equivalents....     6,612    (6,312)

Cash and cash equivalents at beginning of period........     2,242     9,193
                                                          --------- ---------
Cash and cash equivalents at end of period..............    $8,854    $2,881
                                                          ========= =========

The accompanying notes are an integral part of these condensed consolidated financial statements

ACTIONPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PREPARATION:

Interim Unaudited Financial Information:

The accompanying interim unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2000 balance sheet data was derived from audited financial statements contained in the Company's 2000 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited financial statements for the three and nine month periods ended September 30, 2001 and 2000 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Management believes that the adoption of SFAS 142 will not have a significant impact on the consolidated financial position or the results of operations of the Company.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards 121, "Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are required to be adopted during the Company's fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

3. LIQUIDITY:

For the first nine months of 2001, the Company incurred a net loss of $2.2 million but generated positive cash flows from operating activities of $1.5 million as a result of the sale of the Dialog Server product line and other cost reduction measures. At September 30, 2001, the Company had cash and cash equivalents of $8.9 million.

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

4. SALE OF THE DIALOG SERVER PRODUCT LINE:

The Company sold its Dialog Server product line to Chordiant Software on May 17, 2001 for $7.2 million consisting of $2 million in cash and 1.7 million shares of Chordiant common stock and recognized a pretax gain of $5.0 million in the second quarter of 2001. Of these proceeds, $200,000 and 164,000 shares of Chordiant common stock were put in escrow for one year pursuant to the asset sale. Accordingly, these escrowed amounts have not been reflected in the determination of the gain on the sale of the product line. The Chordiant common stock was valued at $3 per share at the transaction date.

All Chordiant common stock, including shares held in escrow, was sold in July 2001 for total proceeds of $4.736 million of which $437,000 is still in escrow. This sale resulted in a loss of $409,000 when compared to the value of the stock at May 17, 2001.

5. INCOME TAXES:

The income tax provision of $4.2 million for the nine months ended September 30, 2001 represents the taxation of the gain on the sale of the Dialog Server product line of $2.5 million and the establishment of a full valuation allowance of $1.7 million against the remaining net deferred tax assets based on management's assessment of the uncertainty of realizing future tax benefits attributable to such assets following the sale of the Dialog Server product line.

6. COMPUTATION OF NET LOSS PER SHARE:

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                    ------------------- -------------------
                                       2001      2000      2001      2000
                                    --------- --------- --------- ---------

Net loss............................ ($1,471)  ($1,974)  ($2,222)  ($8,863)

Shares used in basic and diluted
 EPS calculation....................   4,325     4,225     4,292     4,179

Basic and diluted EPS...............  ($0.34)   ($0.47)   ($0.52)   ($2.12)

For the period ended September 30, 2001 and 2000, 1,837,841 and 2,971,931 options outstanding were not included in the computation of diluted EPS because the Company incurred a net loss.

7. STOCK OPTION EXCHANGE PROGRAM:

On August 3, 2001, the company filed a Schedule TO in connection with its offer to exchange all outstanding options under eligible option plans for new options. The program permitted employees to tender outstanding stock option grants to be cancelled in exchange for replacement option grants that will be made at least six months and a day after the expiration of the offer with a strike price at the then current market price. The replacement option will be exercisable for the same number of shares as the tendered option grants. The offer expired on August 31, 2001 and the Company has accepted an aggregate of 1,136,429 stock options for exchange.

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

On August 3, 2001, the company filed a Schedule TO in connection with its offer to exchange all outstanding options under eligible option plans for new options. The program permitted employees to tender outstanding stock option grants to be cancelled in exchange for replacement option grants that will be made at least six months and a day after the expiration of the offer with a strike price at the then current market price. The replacement option will be exercisable for the same number of shares as the tendered option grants. The offer expired on August 31, 2001 and the Company has accepted an aggregate of 1,136,429 stock options for exchange.

RESULTS OF OPERATIONS:

This Quarterly Report on Form 10-Q may contain forward- looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward- looking statements. Factors that might cause such a difference include, but are not limited to those discussed below in the section captioned RISK FACTORS and in the Company's most recent Annual Report on Form 10-K.

Revenues

The Company's license revenues decreased 33% in the third quarter of 2001 to $3.0 million from $4.5 million in the third quarter of 2000. For the nine months ended September 30, 2001, license revenues decreased 12% to $11.2 million from $12.7 million in the first nine months of 2000. As a percent of revenue, licenses accounted for 65% and 76% for the third quarter of 2001 and 2000 respectively and 69% and 77% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in license revenue in the third quarter is due in part to a weak economy, which led to extended sales cycles and general slowdowns in IT spending.

The Company's service revenues increased 14% in the third quarter of 2001 to $1.7 million from $1.5 million in the third quarter of 2000. For the nine months ended September 30, 2001, service revenues increased 29% to $5.0 million from revenues of $3.9 million in the first nine months of 2000. As a percent of revenue, services accounted for 35% and 24% for the third quarter of 2001 and 2000 respectively and 31% and 23% for the nine months ended September 30, 2001 and 2000, respectively. The increase in service revenues both in absolute and percentage terms was attributable to a larger installed base of customers purchasing annual software maintenance.

Gross Profit

Gross profit decreased 20% for the third quarter of 2001 to $3.8 million from $4.7 million for the third quarter of 2000. For the nine months ended September 30, 2001, gross profit decreased 1% to $13.3 million from gross profit of $13.4 million in the first nine months of 2000. The decrease in gross profit for the third quarter is due primarily to the corresponding decrease in license revenues.

Gross margin increased to 81% from 79% for the third quarter of 2001 compared to the third quarter of 2000 and increased to 82% from 81% for the nine months ended September 30, 2001 compared to the same period for 2000. The increase in gross margins is attributable to improved margins for service revenues. Additionally, there was a one-time stock related bonus expense of $138,000 in the first quarter of 2000.

Research and Development

Research and development expenses decreased 30% in the third quarter of 2001 to $1.3 million from $1.9 million in the third quarter of 2000 and decreased 28% for the nine months ended September 30, 2001 to $4.4 million from $6.1 million in the first nine months of 2000. The decrease is largely related to the sale of the Dialog Server product line in May, 2001, as substantial development expenses were incurred for this product line in 2000. Additionally, there was a one-time charge of stock related bonus expense of $710,000 in the first quarter of 2000.

As a percent of revenue, research and development expenses decreased to 27% for the third quarter of 2001, from 31% in the third quarter of 2000 and decreased to 27% from 37% for the first nine months ended September 30, 2001 and 2000, respectively.

Sales and Marketing

Sales and marketing expenses decreased 30% in the third quarter of 2001 to $2.8 million from $3.9 million in the third quarter of 2000 and for the nine months ended September 30, 2001, decreased 23% to $9.2 million from $12.0 million in the first nine months of 2001. The decrease is largely related to reductions in programmatic and product marketing expenses incurred in 2000 for the launch of the recently sold Dialog Server product line. Additionally, there was a one-time stock related bonus expense of $638,000 in the first quarter of 2000.

As a percent of revenue, sales and marketing expenses decreased to 59% for the third quarter of 2001, from 66% in the third quarter of 2000 and decreased to 57% from 72% for the first nine months ended September 30, 2001 and 2000, respectively.

General and administrative

General and administrative expenses decreased 6% for the third quarter of 2001 to $825,000 from $876,000 in the third quarter of 2000 and for the nine months ended September 30, 2001, decreased 32% to $2.6 million from $3.8 million in the first nine months of 2000. The decrease in the nine months period is largely due to the stock related bonus expense of $1.1 million recorded in the first quarter of 2000.

As a percentage of revenue, general and administrative expenses increased to 18% for the third quarter of 2001, from 15% for the third quarter of 2000 and decreased to 16% from 23% for the first nine months ended September 30, 2001 and 2000, respectively.

Sale of the Dialog Server product line

The Company sold its Dialog Server product line to Chordiant Software on May 17, 2001 for $7.2 million consisting of $2 million in cash and 1.7 million shares of Chordiant common stock and recognized a pretax gain of $5.0 million in the second quarter of 2001. Of these proceeds, $200,000 and 164,000 shares of Chordiant common stock were put in escrow for one year in pursuant to the asset sale. Accordingly, these escrowed amounts have not been reflected in the determination of the gain on the sale of the product line. The Chordiant common stock was valued at $3 per share at the transaction date.

All Chordiant common stock, including shares held in escrow, was sold in July 2001 for total proceeds of $4.736 million of which $437,000 is still in escrow. This sale resulted in a loss of $409,000 when compared to the value of the stock at May 17, 2001.

Minority Equity Investment

Based on its assessment of the likelihood to realize value, the Company wrote off a $500,000 minority equity interest in the first quarter of 2000. That minority equity investment was obtained in 1998 in conjunction with the sale of the Company's hardware division.

Provision for Income Taxes

The income tax provision of $4.2 million recorded in the nine months ended September 30, 2001 represents the recognition of benefits attributable to the utilization of net operating loss carry forwards in connection with the gain on the sale of the Dialog Server product line of $2.5 million and the establishment of a full valuation allowance of $1.7 million against the remaining net deferred tax assets based on management's assessment of the uncertainty of realizing future tax benefits attributable to such assets following the sale of the Dialog Server product line.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash and cash equivalents of $8.9 million, compared to $2.2 million at December 31, 2000.

Net cash provided by operating activities was $1.5 million in the first nine months of 2001 compared to net cash used by operating activities of $6.2 million in the first nine months of 2000. The increase in net cash provided by operating activities in the first nine months of 2001 is primarily due to a reduction in operating expenses together with favorable net movements in working capital.

Net cash provided by investing activities was $5.0 million, made up of proceeds from the sale of the Dialog Server product line and partially offset by additions to property and equipment of $162,000 for the first nine months of 2001. This compares to net cash used exclusively for additions to property and equipment of $887,000 in the first nine months of 2000.

Net cash provided by financing activities was $81,000 for the first nine months of 2001 and $793,000 for the first nine months of 2000, primarily from the employee stock purchase plan and from the proceeds of exercises of employee stock options.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Management believes that the adoption of SFAS 142 will not have a significant impact on the consolidated financial position or the results of operations of the Company.

In October 2001, the FASB issued Statement of Financial Accounting Standards 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement of Financial Accounting Standards 144 supercedes SFAS 121, "Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are required to be adopted during the Company's fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

RISK FACTORS:

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business.

Risks Related to our Financial Results

We have recently experienced losses and may continue to incur losses for the foreseeable future, which may harm the market price of our common stock.

We incurred losses of $2.2 million for the first nine months of 2001. In recent periods we have not generally generated cash from operations. Our recent net losses, exclusive of those in the most recent quarter, are substantially the result of expenses incurred in developing the recently sold Dialog Server product family. However, we expect to continue to devote substantial resources to our existing product families and as a result we will need to achieve increased revenues to achieve profitability. Even if we achieve profitability, given the competitive and evolving nature of our industry we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate higher revenues while containing costs and operating expenses to become and remain profitable. Our failure to do so may cause the price of our stock to decline.

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

    the introduction of new or enhanced products;

    fluctuations in the size and timing of significant orders;

    uncertainty in the budgeting cycles of our customers; and

    possible delays in recognizing licensing revenues and the trend within the software industry for a large portion of orders to be booked late in a calendar quarter.

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

Risks Related to the Information Capture Software Industry

If we are not able to effectively compete against other software providers in the information capture software industry, our revenues will not increase and may decrease.

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

If the market for information capture software does not grow, our revenues may not grow.

The market for information capture software is fragmented and extremely competitive. We have spent, and intend to continue to spend, considerable resources educating potential customers about our software products and the information capture market generally. Our expenditures may fail to achieve any additional degree of market acceptance for our products. The rate at which organizations have adopted our existing products has varied significantly, and we expect to continue to experience such variations in the future. If the market for our products develops more slowly than we currently anticipate, our revenues will not grow and our operating results will suffer.

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

In the first nine months of 2001, international sales represented approximately 23% of our revenues, and we anticipate that for the foreseeable future a significant portion of our revenues will be derived from sources outside North America. In addition, we intend to continue to expand our sales and support operations internationally. In order to successfully expand international sales, we may establish additional foreign operations, expand our international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do these things in a timely and cost-effective manner, our sales growth internationally, if any, will be limited, and our business, operating results and financial condition would be harmed. Even if we are able to successfully expand our international operations, we may not be able to maintain or increase international market demand for our products.

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

Our products and technologies are complex, and we are substantially dependent upon the continued service of our existing key management, sales and marketing, technical support and research and development personnel. Substantially all of our key employees do not have employment agreements. The loss of the services of one or more of our key employees could harm our business and slow our product development processes or sales and marketing efforts.

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

    changes in market valuations of other information capture software companies; and

    our future sales of common stock or other securities.

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

Item 3- Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy, which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of September 30, 2001, the Company had $8.9 million of cash and cash equivalents.

The Company does not currently transact any significant portion of its business in functional currencies other than the United States dollar. To the extent that it continues to transact its business using the United States dollar as its functional currency, the Company does not believe that the fluctuations in foreign currency exchange rates will have a material adverse effect on the Company's results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

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

4.4             Offer to Exchange (Incorporated by reference to an exhibit to the
                Registrant's Schedule TO filed August 3, 2001, as amended).

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

    (b) Reports on Form 8-K - Not Applicable

    ACTIONPOINT, INC.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIONPOINT, INC.

(Registrant)
    Dated: November 14, 2001

By:	/s/ STEPHEN FRANCIS

Stephen Francis
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ JOHN FINEGAN

John Finegan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)