Form 10-K
period 2001-12-31
ACTIONPOINT INC
filed 2002-03-29
CIK 909276

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2002, was to the best of the registran's knowledge approximately $8.7 million (based upon the February 28, 2002 closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On February 28, 2002, approximately 4,374,874 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of registrant's fiscal year, are incorporated by reference into Part III.

ACTIONPOINT, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

This Annual Report on Form 10-K may contain forward- looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under the caption "Risk Factors" as well as the following: the emergence of the document management and image processing markets, potential fluctuations in quarterly results, competition, new products and technological change, general economic conditions and dependence on capital spending of customers, a lengthy sales cycle and dependence on system sales, reliance upon third-party resellers, dependence upon key personnel., and such risks and uncertainties as are detailed from time to time in ActionPoint's SEC reports and filings, including this Form 10-K for the 2001 fiscal year and the Registration Statement on form S-4 to be filed by ActionPoint in connection with its proposed merger with Captiva software Corporation.

PART I

Item 1. Business

Overview

We develop, market and service information capture software. Information capture software enables organizations to collect, organize and input paper and fax-based information into their installed computing systems, providing a critical bridge between the paper world and the digital world. Our customers have traditionally been large ("global 1000") businesses and governmental agencies that use our InputAccel software to convert transaction-related documents, such as order forms, claim forms, or loan applications, into an appropriate electronic format and to transport images of and information from these documents to storage on Web sites, compact disks, or internal databases for subsequent search, retrieval or further processing. Additionally, we market software tools under our Pixel Translations brand to various hardware and software providers.

On March 4, 2002, we entered into a merger agreement with Captiva Software Corporation, a privately held company that provides forms processing software products and services. Pursuant to the merger agreement, Captiva will become a wholly owned subsidiary and we will change our name to Captiva Software Corporation. The merger is subject to necessary approvals from the stockholders of both companies and is expected to be completed in the second quarter of 2002. In connection with the merger, we will file a registration statement with the SEC on Form S-4, which will include additional information about the merger and the merger agreement.

Industry Background

Today, most global 1000 companies and governmental agencies worldwide have installed computerized enterprise resource planning, document management and intranet applications, all of which have had a profound impact on how these entities manage their internal information and internal business operations. But, these same organizations continue to receive a significant amount of information from customers, suppliers, partners and others outside the enterprise in the form of paper, faxes, microfilm and even incompatible electronic files. Dealing with paper and fax in a computerized environment is a challenge in all industries; it is particularly problematic in services industries such as financial services, insurance, health care, telecommunications, transportation and government. Paper- and fax-based information from customers and partners is vital to running these businesses, but this information is incompatible with the installed enterprise computer systems making it difficult to provide the desired levels of customer service and operating efficiencies.

Information capture solutions enable organizations to collect, organize and input paper and fax-based information into their installed computing systems, providing a critical bridge between the paper world and the digital world. The result is improved customer satisfaction, increased productivity and reduced operating costs.

Technology and Products

InputAccel

InputAccel has, in recent years, been our main software product. InputAccel began shipping in November 1995. With InputAccel, enterprises of various sizes and document capture volume requirements can standardize their systems on our enterprise information capture solution, yet customize the system to meet the needs of either a transaction or content processing operation at various levels of input volume. We have selling relationships with established providers such as Documentum, IBM and Tower Systems.

InputAccel utilizes an open integration architecture and set of software modules designed to automate the conversion and indexing of paper documents into formats compatible with computerized business systems. InputAccel is a client server application. The ActionPoint Enterprise Server is the system's architectural backbone. InputAccel modules plug into the Enterprise Server platform and perform specific information capture tasks such as scanning, image enhancement, or data extraction.

The Windows NT-based Enterprise Server is the foundation of our InputAccel system. It manages and controls various scanning processes-- acting as a work-queue manager, performing automatic workload balancing and collecting performance data that system managers need to control the capture process and insure efficiency and productivity. When capture tasks are complete Enterprise Server provides the connectivity between paper format and digital format by delivering data and images to selected enterprise database systems.

InputAccel modules plug into the Enterprise Server platform and perform such image enhancement or data capture tasks including the following:

Image Capture	Data Capture
Scan	Full Text Optical Character Recognition and Edit
Rescan	Key Index
Copy	PDF Conversion
Automatic Quality Assurance	Document Identification
Image Quality Assurance	Forms
Image Enhancement

In addition to ActionPoint's InputAccel modules, over a dozen third-party technology developers offer InputAccel-compatible modules worldwide. These technology developers help make InputAccel a standard platform and as a result of the variety of available modules for building information capture solutions, giving customers the flexibility they need. These third-party relationships also help extend ActionPoint's reach into many niche markets requiring such specialized functionality as handprint or bar code recognition.

Software Tools

Our software tools are designed to enable hardware and software developers to save both time and money by using stable libraries of software code, supported and maintained by ActionPoint, to drive document- imaging hardware peripherals such as scanners, printers and displays. We provide PixTools software tools that allow imaging software applications to work with virtually any scanner, controller board, or display.

Customers

The customers of our InputAccel products are primarily Global 1000 companies and government entities. Some of our larger U.S. customers include: Delta Airlines, Wachovia Bank, Fidelity Investments, Metropolitan Life, Amgen, Searle, Prudential and the U.S. Patent Office.

We sell or license our software tools to hardware and software suppliers such as Fujitsu, Canon, IBM and FileNet.

Sales

Our revenues largely come from the sale of InputAccel product licenses. We offer to sell InputAccel using volume-based perpetual licenses, meaning customers may process pre-determined volumes of documents on a per day basis, or transaction-based licenses, and meaning customers may process a pre- determined volume of documents over any period of time. As these licenses are volume-based, customers are able to make initial purchases at attractive prices. As a customer's system expands, as defined by document volume throughput, purchases of additional licenses are required. Historically, our customers have predominantly been Global 1000 companies and governmental agencies.

Additionally revenues are obtained from annual software maintenance subscriptions and professional consulting/implementation services. These service/support revenues represented 30% of our total revenues in 2001, with the majority of this coming from software maintenance.

InputAccel software is typically used in connection with complex enterprise computer systems that include important software and hardware components supplied by other vendors. As a result, purchasers of these enterprise computer systems often rely on system integrators and value-added resellers to oversee the acquisition and installation of key hardware and software components of the overall system. Most of our products are sold by a combination of direct and indirect channels. We employ a sales force of approximately thirteen account representatives and nine sales engineers located across several U.S. and two international field offices. Historically worldwide, approximately one-half of our InputAccel sales are made directly to end-users and one-half through an established channel of systems integration companies such as EDS, IBM, and Xerox. International revenues represented 30% of total revenues in 2001.

Our Pixel software tools are generally sold or licensed on a royalty basis through a direct sales program to hardware and software suppliers such as Fujitsu, Canon, IBM and FileNet.

Marketing

Our marketing objectives include building market awareness and acceptance of ActionPoint and our products, as well as generating qualified customer leads. We attend industry trade shows and seminars, such as the Association for Information and Image Management International's annual conference, and provide information about our company and our products on our Web site. Our executives speak at industry events and provide briefings to industry analysts and trade press. We also conduct public relations activities, advertise in trade publications to promote our products to our target markets and host an annual user's conference.

Our marketing goals include the following:

  to plan and build an integrated program addressing both internal and external audiences, including prospects, customers, business and trade press, industry analysts and investors;

  to position us as a leader in providing information capture applications;

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

Technical Support and Professional Services

An important element in our strategy is to provide comprehensive support of our products. We believe that responsive technical support is essential to satisfy customer requirements. We provide support for our products primarily through our customer support staff based in our San Jose, California facility. Our support activities include direct support to our customers through our Web site, which offers technical information designed to assist in answering frequently asked questions and in problem diagnosis and resolution. We also provide telephone support via help desk, e-mail support and remote control support that provide direct access from our support personnel to our customers' systems for problem diagnosis and resolution. Most customers buy an annual maintenance contract when they initially license our software and most renew this contract on an annual basis. Additionally, we provide a variety of training and professional consulting services to the majority of our customers, which assist them to more efficiently, implement their systems.

We typically provide a ninety-day warranty program from defects for all of our products. Our standard terms and conditions provide that a customer may return a defective product for repair or replacement during the warranty period.

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

Our principal competitors are established software companies, some of which that have a broad range of software offerings and consultants that provide customized software solutions for their client companies. These competitors include Kofax, FileNet, Readsoft and Captiva.

We expect additional competition from other established and emerging companies if the market continues to develop and expand. Many of these competitors and potential competitors may have significant competitive advantages, including greater name recognition; more resources to apply to the development, marketing and sales of their products and more established sales channels. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations.

Employees

As of December 31, 2001, we had 129 employees. We employ 19 people in finance and administrative functions; 79 in marketing, sales, services; and support and 31 in engineering and product development. In addition, we hire temporary employees on an as-needed basis to meet production requirements. None of the employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are good.

Executive Officers

Our executive officers are as follows:

Name                Age Position
------------------- --- ----------------------------------
Stephen Francis     40  President, Chief Executive Officer
                        and Director

Matt Albanese       43  Vice President-Professional Servic

John Finegan        52  Chief Financial Officer, Secretary
                        and Director

David Sharp         37  Vice President-Engineering

John Stetak         43  Vice President-Marketing

Jim Vickers         42  Vice President-Sales

Stephen Francis joined ActionPoint in 1994 as Vice President when the company he co-founded, Pixel Translations, was acquired by ActionPoint. Mr. Francis became Vice President, Business Development in 1999 after serving as General Manager of the Pixel Division since 1997 and was elected President and CEO in June 2001. Prior to joining Pixel Translations, Mr. Francis held engineering and marketing management roles at Calera, now part of ScanSoft Corporation, a developer of recognition software. Mr. Francis holds a BS in Electrical Engineering/Computers from Stanford University.

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

David Sharp joined ActionPoint in 1994 as senior software engineer when the company with which he was previously employed, Pixel Translations, was acquired by ActionPoint. Mr. Sharp became Director of software Quality Assurance in 1998 after serving as SQA Manager since 1996 and was promoted to Vice President of Engineering in June, 2001. Mr. Sharp holds a BS in Computer Science from California Polytechnic State University in San Luis Obispo.

John Stetak joined ActionPoint as Vice President of Marketing in May 1998. From 1992 to 1998 he served as Director of Marketing for the Data Management Market Group of Autodesk, a software developer. Previously Mr. Stetak was Manager of Product Marketing for EDS.

James Vickers joined ActionPoint as Vice President of Sales in December 2001. Prior to joining ActionPoint, Mr. Vickers served as Executive Vice President for Sales and Marketing at TR Systems, a provider of software solutions for digital document communications. From 1995 to 2000 Mr. Vickers served in a variety of senior sales positions for Electronics for Imaging. Mr. Vickers holds a BS in Business Administration from California State University at Long Beach.

RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating us and our business.

Risks Related to our Financial Results

We have recently experienced losses and may continue to incur losses for the foreseeable future, which may harm the market price of our common stock.

We incurred a net loss of $1.9 million for 2001. In recent periods we have not generally generated cash from operations. Even if we achieve profitability, given the competitive and evolving nature of our industry we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate higher revenues while containing costs and operating expenses to become and remain profitable. Our failure to do so may cause the price of our stock to decline.

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

We operate with virtually no order backlog because our software products are shipped shortly after orders are received. That makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, we achieve a significant portion of revenues from indirect sales channels over which we have little control. Moreover, our expense levels are based to a significant extent on our expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, our operating results are likely to be harmed because only small portions of the expenses vary with revenues.

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

The market for information capture software is fragmented and extremely competitive. We have spent, and intend to continue to spend; considerable resources educating potential customers about our software products and the information capture market generally. Our expenditures may fail to achieve any additional degree of market acceptance for our products. The rate at which organizations have adopted our existing products has varied significantly, and we expect to continue to experience such variations in the future. If the market for our products grows more slowly than we currently anticipate, our revenues will not grow and our operating results will suffer.

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

In 2001, international sales represented approximately 30% of our revenues, and we anticipate that for the foreseeable future a significant portion of our revenues will be derived from sources outside North America. In addition, we intend to continue to expand our sales and support operations internationally. In order to successfully expand international sales, we may establish additional foreign operations, expand our international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do these things in a timely and cost-effective manner, our sales growth internationally, if any, will be limited, and our business, operating results and financial condition would be harmed. Even if we are able to successfully expand our international operations, we may not be able to maintain or increase international market demand for our products.

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

We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed identified, licensed and integrated. Such delays would materially adversely affect our business, operating results and financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

Price range of common stock

                                      Quarter Ended
                          ------------------------------------------
2001                      March 31,    June 30, Sept. 30,  Dec. 31,
------------------------  ---------  ---------  ---------  ---------

Stock prices:
  High                        6.19       5.16       3.00       1.80
  Low                         1.75       2.59       1.16       1.25

2000                      March 31,  June 30,   Sept. 30,  Dec. 31,
------------------------  ---------  ---------  ---------  ---------

Stock prices:
  High                       34.25      20.25       8.44       5.38
  Low                        10.88       7.00       4.13       2.00

Common stock market price

Our common stock is traded on The Nasdaq National Market under the symbol ACTP. Our common stock began trading in September 1993. There were approximately 105 stockholders of record and approximately 2,500 beneficial shareholders of record at February 28, 2002.

To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The consolidated statement of operations data for each of the three years in the period ended December 31, 2001, and the balance sheet at December 31, 2001 and 2000, are derived from the audited consolidated financial statements included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet at December 31, 1999, 1998 and 1997, are derived from the audited consolidated financial statements not included in this document. Our historical results are not necessarily indicative of results to be expected for future periods. See the Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share.

                                               Year Ended December 31,
                                 -------------------------------------------------
                                   2001      2000      1999      1998      1997
                                 --------- --------- --------- --------- ---------
                                         (in thousands, except per share amounts)

Consolidated Statements of
    Operations Data:
----------------------------
For continuing operations:
Net revenues....................  $22,035   $25,042   $22,178   $17,409   $12,240
Gross profit....................   18,296    20,621    18,964    15,661    11,359
Operating income (loss).........   (2,551)   (8,353)     (848)      832       (91)
Net income (loss)...............   (1,915)   (8,758)     (141)    1,039       394
Basic and diluted net income
   (loss) per share.............   ($0.45)   ($2.09)   ($0.03)    $0.18     $0.05

For discontinued operations:
Net income (loss)...............                                ($1,351)     $687
Basic and diluted net income
   (loss) per share.............                                 ($0.24)    $0.10

Net income (loss)...............  ($1,915)  ($8,758)    ($141)    ($312)   $1,081
Basic and diluted net income
   (loss) per share.............   ($0.45)   ($2.09)   ($0.03)   ($0.06)    $0.15
Shares used in per share
   calculations.................    4,300     4,190     4,370     5,657     7,285

Consolidated Balance
   Sheets Data:
----------------------------
Working capital *...............   $8,099    $4,960   $13,863   $19,030   $16,981
Total assets....................   15,328    17,801    23,178    26,877    37,693
Stockholders' equity............    8,157     9,922    17,378    21,357    33,923

* Working capital is current assets minus current liabilities including current portion of deferred revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth, for the periods indicated, certain financial data from our consolidated statements of operations as a percentage of revenues.

                                                         Year Ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
For continuing operations only
Net revenues
  License...........................................       70%      78%      81%
  Service...........................................       30%      22%      19%
                                                      -------- -------- --------
Total  revenues.....................................      100%     100%     100%

Cost of revenues....................................
  License...........................................        4%       2%       3%
  Service...........................................       13%      16%      12%
                                                      -------- -------- --------
Cost of revenues....................................       17%      18%      15%
                                                      -------- -------- --------
    Gross profit....................................       83%      82%      85%
                                                      -------- -------- --------

Research and development............................       25%      31%      25%
Sales and marketing.................................       55%      66%      50%
General and administrative..........................       15%      19%      14%
                                                      -------- -------- --------
    Operating loss..................................      -12%     -33%      -4%

Interest and other income (expense).................       22%      -2%       3%
                                                      -------- -------- --------
    Income (loss) before provision for income taxes.       10%     -35%      -1%
Provision (benefit) for income taxes................       19%       0%      -0%
                                                      -------- -------- --------
    Net loss from continuing operations.............       -9%     -35%      -1%
                                                      ======== ======== ========

Overview

We develop, market and service information capture software. Our customers have traditionally been large global 1000 businesses and governmental agencies that use our InputAccel software to convert transaction-related documents, such as order forms, claim forms, or loan applications, into an appropriate electronic format and to transport images of and information from these documents to storage on Web sites, compact disks, or internal databases for subsequent search, retrieval or further processing. Additionally, we market software tools under our Pixel Translations brand to various hardware and software providers.

We sold our Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock and recognized a pretax gain of approximately $4.6 million. We also established a valuation allowance against the remaining net deferred tax assets based on our assessment of the uncertainty of the realizability of such assets.

Critical Accounting Policies

We have identified revenue recognition and accounting for income taxes as critical accounting policies to our company.

Revenue recognition:

We derive our revenue primarily from two sources (i) product revenue, which includes software license and royalty revenue, and (ii) services and support revenue which includes software license maintenance fees, training and professional services revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We license our InputAccel software products to end-users on a perpetual basis and our Pixtools software to OEMs on a royalty basis. We apply the provisions of Statement of Position 97-2, Software Revenue Recognition. We recognize InputAccel product revenues upon shipment provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant undelivered obligations remain. We recognize Pixtools licensing revenue, primarily royalties, when OEM partners ship or pre- purchase rights to ship products incorporating Pixtools software, provided collection of such revenue is determined to be probable. We have no remaining obligations in relation to such licensing revenue. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due and payable. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For all sales, except those completed over the Internet, we use either a binding purchase order or signed license agreement as persuasive evidence of an arrangement. For sales over the Internet, we use a credit card authorization as persuasive evidence of an arrangement. Sales through our resellers are evidenced by a reseller agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual method under SOP 97-2 based on the fair value of the undelivered elements, which is specific to ActionPoint. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals to other customers or on renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We recognize revenue for maintenance services ratably over the contract term, which are generally either one or three years. Our training and consulting services are generally billed based on hourly rates, and we recognize revenue as these services are performed. Our deferred revenue is largely comprised of undelivered maintenance services.

Accounting for income taxes:

As part of the process of preparing our consolidated financial statements we estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance for the full value of our deferred tax assets as of December 31, 2001, due to recent operating losses that create uncertainty in our ability to utilize these deferred tax assets, primarily consisting of certain net operating losses carried forward and R&D tax credits, before they expire.

---------------------

Revenues

We derive the majority of our revenues from product licensing and royalties. Our license revenues decreased by 21% in 2001 to $15.4 million from $19.4 million in 2000 and increased by 8% in 2000 from $17.9 million in 1999. The decrease in license revenue for 2001 is due in part to a weak economy, which led to extended sales cycles and general slowdowns in information technology spending. This contrasts to an increase in license revenue for 2000, which was derived primarily from increased revenues from our InputAccel product line. License and royalties accounted for 70%, 78% and 81% of 2001, 2000 and 1999 total revenues, respectively.

Our service revenues, which are derived from software maintenance and professional consulting, increased by 19% in 2001 to $6.7 million from $5.6 million in 2000 and increased by 30% in 2000 from $4.3 million in 1999. This represents 30%, 22% and 19% of 2001, 2000 and 1999 total revenues. The increase in service revenues in both absolute and percentage terms was primarily attributable to a growing installed base of customers, most of which purchase ongoing software maintenance support.

Gross Profit

Gross profit decreased by 11% to $18.3 million in 2001 from $20.6 million in 2000 and increased 9% in 2000 from $19.0 million in 1999. Gross profit margin increased to 83% in 2001 from 82% in 2000 and decreased in 2000 from 85% in 1999. Fluctuations in gross profit margins are generally attributable to the mix of product license revenues and lower margin services revenues. We expect revenues from maintenance and services to continue to increase as a percentage of overall revenues. Gross profit margin for product license revenues decreased to 94% from 97% in 2000 and 1999 as a result of additional use of third-party technology. Gross profit margin for services revenues increased to 57% in 2001 compared to 33% and 40% in 2000 and 1999 respectively, largely as a result of expense reductions.

Research and Development

Research and development expenses decreased by 29% in 2001 to $5.6 million from $7.9 million in 2001 and increased by 41% in 2000 from $5.6 million in 1999. The decrease in 2001 is largely related to the sale of the Dialog Server product line in May 2001. The increase in 2000 included significant expenditures incurred for the Dialog Server product line and a one- time stock related bonus expense of $710,000.

Research and development expenses decreased as a percentage of revenue to 25% in 2001, from 31% in 2000, which increased from 25% in 1999.

Sales and Marketing

Sales and marketing expenses decreased by 27% in 2001 to $12.0 million from $16.4 million in 2000 and increased by 47% in 2000 from $11.2 million in 1999. The decrease in 2001 is largely due to reductions in programmatic and product marketing expenses incurred in 2000 and early 2001 for the Dialog Server product line, which was sold in May 2001. Additionally, there was a one-time stock related bonus expense of $638,000 in 2000.

Sales and marketing expenses decreased as a percentage of revenue to 55% in 2001, from 66% in 2000, which increased from 50% in 1999.

General and Administrative

General and administrative expenses decreased by 31% in 2001 to $3.3 million from $4.7 million in 2000 and increased by 54% in 2000 from $3.0 million in 1999. Much of the fluctuation in this period relates to a $1.1 million of stock related bonus expense incurred in 2000.

General and administrative expenses decreased as a percentage of revenue to 15% in 2001, from 19% in 2000, which increased from 14% in 1999.

Sale of the Dialog Server Product Line

We sold our Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock and recognized a pretax gain of approximately $4.6 million. The Chordiant common stock was valued at $3 per share at the transaction date. Of these proceeds, $637,000 in cash remains in escrow at December 31, 2001 pursuant to the asset sale agreement and will be released in May 2002.

Minority Equity Investment

Based on its assessment of the likelihood to realize value, the Company wrote off a $500,000 minority equity interest in the first quarter of 2000. That minority equity investment was obtained in 1998 in conjunction with the sale of the Company's hardware division.

Interest and Other Income

Interest and other income increased in 2001 to $239,000 from $95,000 in 2000 and decreased in 2000 from $631,000 in 1999. The increase in 2001 is due to the additional cash generated by the sale of the Dialog Server product line. The decrease in 2000 was due to a reduction of cash balances.

Provision (Benefit) for Income Taxes

The income tax provision recorded in fiscal 2001 of $4.2 million is comprised of the following: tax on the gain from the sale of the Dialog Server product line of $1.7 million, the change in valuation allowance of $3.3 million to reduce net deferred tax assets based on management's assessment of the uncertainty of the realizability of such assets and the provision for foreign taxes of $169,000 offset by the utilization of net operating losses of $1.0 million. In 2000 there was no benefit for income taxes recorded as a result of the pretax losses generated during the year. In 1999, a benefit of $76,000 was recorded as a result of pretax losses.

Liquidity and Capital Resources

At December 31, 2001, we had cash and cash equivalents of $8.3 million, an increase of $6.1 million from December 31, 2000. The increase is largely a result of the cash generated from the sale of the Dialog Server product line. At December 31, 2000, we had cash and cash equivalents of $2.2 million, a decrease of $7.0 million from December 31, 1999.

At December 31, 2001, working capital totaled $8.1 million, an increase of $3.1 million from December 31, 2000. At December 31, 2000, the working capital totaled $5.0 million, a decrease of $8.9 million from December 31, 1999.

Net cash provided by operating activities was $859,000 in 2001 compared to net cash used by operating activities of $6.9 million in 2000 and $413,000 in 1999. The increase in net cash provided by operations in 2001 is primarily due to reductions in operating expenses together with favorable net movements in working capital. In 2000 and 1999, the funds were utilized to support increased expenses, substantially related to our Dialog Server product family, and in 2000, for cash payments made under a stock-based incentive plan.

Net cash provided by investing activities was $5.1 million in 2001, made up of proceeds from the sale of the Dialog Server product line and related Chordiant common stock and partially offset by additions to property and equipment of $112,000. This compares to cash used for investing activities, exclusively additions to property and equipment of $921,000 in 2000 and $827,000 in 1999.

Our Board of Directors authorized the use of up to $25 million to repurchase our common stock. The repurchased stock is expected to be held by the company and may be used to meet our obligations under our stock plans and for other corporate purposes. Since inception of the plan in 1997 to December 31, 1999, 3.8 million shares have been repurchased for a total of $23.6 million. 1999 repurchases totaled $4.5 million. No purchases were made in 2001 and 2000 respectively. We used cash on hand to fund the purchases.

The Company believes that its cash and cash equivalents, and cash flows from operations will be sufficient to meet the Company's liquidity and capital requirements for at least the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive. Our only future commitment for cash in the next 12 months consists of operating leases (see Note 5.).

Subsequent Events

On March 4, 2002, we entered a merger agreement with Captiva Software Corporation, a privately held company that provides forms processing software products and services. Pursuant to the merger agreement, Captiva will become a wholly owned subsidiary and we will change our name to Captiva Software Corporation. The merger is subject to necessary approvals from the stockholders of both companies and is expected to be completed in the second quarter of 2002.

Quarterly Operating Results (Unaudited)

The following table sets forth our unaudited financial information for the eight quarters in the period ended December 31, 2001. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

ACTIONPOINT, INC.
CONSOLIDATED FINANCIAL INFORMATION
(unaudited - in thousands, except per share data)

                                      Quarter Ended
                          ------------------------------------------
2001                      March 31,  June 30,   Sept. 30,  Dec. 31,
------------------------  ---------  ---------  ---------  ---------

Net revenues                $6,595     $4,863     $4,694     $5,883
Gross profit                 5,566      3,940      3,800      4,990
Operating income (loss)       (350)    (1,456)    (1,065)       320
Net income (loss)             (315)    (436)     (1,471)        307
Basic and Diluted EPS:       (0.07)     (0.10)     (0.34)      0.07

2000
------------------------
Net revenues                $4,613     $6,026     $5,967     $8,436
Gross profit                 3,785      5,056      4,723      7,195
Operating income (loss)     (4,738)    (1,787)    (1,925)        97
Net income (loss)           (5,139)   (1,750)    (1,974)        105
Basic and Diluted EPS:       (1.24)     (0.42)     (0.47)      0.02

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relate primarily to its investment portfolio. The Company maintains an investment policy, which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of December 31, 2001, the Company had $8.3 million of cash and cash equivalents.

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

Item 8. Financial Statements and Supplementary Data.

Financial statements required pursuant to this item are presented on page 22 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is omitted because we will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Officers of the Registrant.

The information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in under the captions "Other Stockholder Proposals for the 2002 Annual Meeting of ActionPoint Stockholders -- Proposal to Elect Directors", "Information Concerning the Combined Company - Management of the Combined Company" and "Information Concerning ActionPoint -- Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to our executive officers and key employees is included under the caption "Executive Officers and Key Employees" in Part I of this Form 10-K Annual Report.

Item 11. Executive Compensation.

The information required by this item is included under the caption "Information Concerning ActionPoint -- Executive Compensation and Related Information for ActionPoint's Executive Officers" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is included under the caption "Security Ownership of Certain Beneficial Holders and Management of ActionPoint Prior to the Merger" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is included under the caption "Information Concerning ActionPoint - ActionPoint's Related Transactions" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 10-K

(a) The following documents are filed as part of this Annual Report on Form 10-K at the end of this item 14:

1. Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001, 2000, and 1999

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended 'December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

  Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts

Schedules, other than those listed above, have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

3. (a) List of Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

    Reports on Form 8-K.

None.

Report of Independent Accountants

To the Board of Directors and Stockholders

of ActionPoint, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of ActionPoint, Inc. and its subsidiaries ("the Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

February 4, 2002, except for Note 12, which is as of March 4, 2002

ACTIONPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

                                                               December 31,
                                                            -------------------
                                                              2001      2000
                                                            --------- ---------
                         ASSETS
Current assets:
  Cash and cash equivalents...............................    $8,325    $2,242
  Accounts receivable, net of allowance for doubtful
     accounts of $249 in 2001 and $200 in 2000............     4,845     7,912
  Prepaid expenses and other current assets...............       935     1,510
  Deferred income taxes...................................                 375
                                                            --------- ---------
      Total current assets................................    14,105    12,039

Property and equipment, net...............................       808     1,585
Deferred income taxes and other assets....................       415     4,177
                                                            --------- ---------
Total assets..............................................   $15,328   $17,801
                                                            ========= =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................      $440      $414
  Accrued compensation and related liabilities............       982     2,055
  Deferred revenue........................................     3,400     3,202
  Other accrued liabilities...............................     1,184     1,408
                                                            --------- ---------
       Total current liabilities..........................     6,006     7,079

  Long term deferred revenue..............................       989       800
  Other long term liabilities.............................       176
                                                            --------- ---------
Total liabilities.........................................     7,171     7,879
Commitments (see Note 5)                                    --------- ---------

Stockholders' equity:
Common stock, $0.01 par value; authorized: 25,000,000
   shares; issued and outstanding: 4,375,000 shares
   and 4,274,000 shares at December 31, 2001 and
   2000, respectively.....................................        44        43
Paid-in capital...........................................    10,130     9,981
Accumulated deficit.......................................    (2,017)     (102)
                                                            --------- ---------
     Stockholders' equity.................................     8,157     9,922
                                                            --------- ---------
Total liabilities and stockholders' equity................   $15,328   $17,801
                                                            ========= =========

The accompanying notes are an integral part of these consolidated financial statements

ACTIONPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
Net revenues:
  License...........................................  $15,353  $19,421  $17,858
  Service...........................................    6,682    5,621    4,320
                                                      -------- -------- --------
   Total  revenues..................................   22,035   25,042   22,178
                                                      -------- -------- --------
Cost of revenues:
  License...........................................      885      525      616
  Service (inclusive of stock related bonus
      expense of $138 in 2000)......................    2,854    3,896    2,598
                                                      -------- -------- --------
    Total cost of revenues..........................    3,739    4,421    3,214
                                                      -------- -------- --------
Gross profit........................................   18,296   20,621   18,964
                                                      -------- -------- --------
Operating expenses:
Research and development (inclusive of stock
       related bonus expense of $710 in 2000).......    5,552    7,854    5,586
Sales and marketing (inclusive of stock
       related bonus expense of $638 in 2000).......   12,045   16,437   11,182
General and administrative (inclusive of stock
       related bonus expense of $1,090 in 2000).....    3,250    4,683    3,044
                                                      -------- -------- --------
   Total  operating expenses........................   20,847   28,974   19,812
                                                      -------- -------- --------
    Operating loss..................................   (2,551)  (8,353)    (848)
Interest and other income...........................      239       95      631
Gain on sale of Dialog Server (see Note  2).........    4,612
Write-off of minority investment ...................              (500)
                                                      -------- -------- --------
    Income (loss) before provision for income taxes.    2,300   (8,758)    (217)
Provision (benefit) for income taxes................    4,215               (76)
                                                      -------- -------- --------
    Net loss........................................  ($1,915) ($8,758)   ($141)

                                                      ======== ======== ========
Basic and diluted net loss per share................   ($0.45)  ($2.09)  ($0.03)
                                                      ======== ======== ========
Weighted average shares.............................    4,300    4,190    4,370
                                                      ======== ======== ========

The accompanying notes are an integral part of these consolidated financial statements

ACTIONPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                                  Retained    Total
                                      Common Stock   Additional   Earnings    Stock-
                                    ----------------  Paid-in    (Accumulate holders'
                                     Shares   Amount  Capital     Deficit)    Equity
                                    --------- ------ ----------  ---------- ----------

Balances, December 31, 1998.......     4,808     48     12,512       8,797     21,357
 Common stock issued under:
   Stock option plan..............        16               116                    116
   Employee Stock Purchase Plan...        70      1        339                    340
 Common stock repurchased.........      (818)    (8)    (4,462)                (4,470)
 Tax benefit from disqualifying
   dispositions of common stock...                          87                     87
 Stock-based compensation.........                          89                     89
 Net loss.........................                                    (141)      (141)
                                    --------- ------ ----------  ---------- ----------
Balances, December 31, 1999.......     4,076     41      8,681       8,656     17,378
 Common stock issued under:
   Stock option plan..............        85      1        596                    597
   Employee Stock Purchase Plan...        88      1        282                    283
   Stock related bonus plan.......        25               362                    362
 Stock-based compensation.........                          60                     60
 Net loss.........................                                  (8,758)    (8,758)
                                    --------- ------ ----------  ---------- ----------
Balances, December 31, 2000.......     4,274    $43     $9,981       ($102)    $9,922
 Common stock issued under:
   Stock option plan..............         1                 6                      6
   Employee Stock Purchase Plan...       100      1        143                    144
 Net loss.........................                                  (1,915)    (1,915)
                                    --------- ------ ----------  ---------- ----------
Balances, December 31, 2001.......     4,375    $44    $10,130     ($2,017)    $8,157
                                    ========= ====== ==========  ========== ==========

The accompanying notes are an integral part of these consolidated financial statements

ACTIONPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                               Year Ended December 31,
                                                            --------------------------
                                                              2001     2000     1999
                                                            -------- -------- --------
Cash flows from operating activities:
  Net loss................................................  ($1,915) ($8,758)   ($141)
  Adjustments to reconcile net loss
  to net cash proviced by (used in) operating activities:
     Change in provision for doubtful accounts............       49       (9)    (350)
     Stock-based compensation.............................                60       89
     Write-off of minority investment.....................               500
     Shares issued for stock related bonus................               362
     Net gain on sale of Dialog Server product
      line (see Note 2)...................................   (2,278)
     Loss on disposal of property and equipment...........       25
     Depreciation and amortization........................      763      815      556
     Discontinued operations..............................                        176
     Deferred income taxes................................    1,664      895     (275)
  Changes in operating assets and liabilities:
     Accounts receivable..................................    3,018   (2,603)    (460)
     Prepaid expenses and other current assets............      695     (251)    (375)
     Accounts payable.....................................       26     (100)    (138)
     Accrued compensation and related liabilities.........   (1,073)     838      248
     Deferred revenue.....................................      443    2,005      303
     Other accrued liabilities............................     (734)    (664)     (46)
     Other long term liabilities..........................      176
                                                            -------- -------- --------
       Net cash provided by (used in)
       operating activities...............................      859   (6,910)    (413)
                                                            -------- -------- --------
Cash flows from investing activities:
  Property and equipment additions........................     (112)    (921)    (827)
  Proceeds from sale of Dialog Server product line........      887
  Sales of marketable securities..........................    4,299
                                                            -------- -------- --------
       Net cash provided by (used in) investing activities    5,074     (921)    (827)
                                                            -------- -------- --------
Cash flows from financing activities:
  Repurchase of common stock..............................                     (4,470)
  Net proceeds from issuance of common stock..............      150      880      456
                                                            -------- -------- --------
       Net cash provided by (used in)
       financing activities...............................      150      880   (4,014)
                                                            -------- -------- --------
Net increase (decrease) in cash and
   cash equivalents.......................................    6,083   (6,951)  (5,254)
Cash and cash equivalents at beginning of period..........    2,242    9,193   14,447
                                                            -------- -------- --------
Cash and cash equivalents at end of period................   $8,325   $2,242   $9,193
                                                            ======== ======== ========
Supplemental cash flow disclosures:
Cash (received) paid during the year for taxes............     (410)      36      364
Tax benefit from disqualifying dispositions...............                         87

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Liquidity:

The Company:

ActionPoint, Inc. and its subsidiaries (the "Company") develops, markets, and services software that helps automate and manage the capture of external information into an organization's internal computing systems. The Company was incorporated in California in January 1986 and was reincorporated in Delaware in September 1993.

Liquidity and capital resources:

The Company has incurred substantial losses and negative cash flows from operations in current and prior periods. For the year ended December 31, 2001, the Company incurred a net loss of approximately $1.9 million. For the years ended December 31, 2000 and 1999, the Company incurred negative cash flows from operations of $6.98 million and $413,000. As of December 31, 2001, the Company had an accumulated deficit of approximately $2.0 million. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, raise additional capital or reduce spending could adversely affect the Company's ability to achieve its intended business objectives.

2. Sale of the Dialog Server Product Line:

The Company sold its Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock and recognized a pretax gain of approximately $4.6 million. The Chordiant common stock was valued at $3 per share at the transaction date. Of these proceeds, $637,000 in cash remains in escrow at December 31, 2001 pursuant to the asset sale agreement and will be released in May 2002. In connection with the sale of Dialog Server, the Company also established a valuation allowance against the remaining net deferred tax assets based on its assessment of the uncertainty of the realizability of such assets (see Note 8.)

3. Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ActionPoint GmbH and ActionPoint (UK) Ltd. All significant intercompany accounts and transactions have been eliminated.

In preparing the Company's consolidated financial statements, the Company is required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into US dollars, the reporting currency. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of net equity under the caption cumulative translation adjustment. If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in cumulative translation adjustments. However, if the functional currency were deemed to be the US dollar then any gain or loss associated with the translation of these financial statements would be included within the statements of operations.

The functional currencies of the Company's subsidiaries are the local currencies. Accordingly, all assets, liabilities and expenses of these subsidiaries are translated at the current exchange rate at the end of the period, except for property and equipment, which is translated at historical rates. Revenues are translated at the exchange rates in effect when revenue is recognized. Foreign currency translation gains and losses are included in results of operations. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition:

Revenue is generated primarily from two sources (i) product revenue, which includes software license and royalty revenue, and (ii) services and support revenue, which includes software license maintenance fees, training and professional services revenue. License revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant undelivered obligations remain. Royalty revenue is recognized when OEM partners ship or pre-purchase rights to ship products incorporating the Company's software, provided collection of such revenue is determined to be probable and there are no further obligations. Services and support revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees and services are generally made in advance and are non-refundable.

For arrangements with multiple obligations (e.g. delivered and undelivered products, maintenance and other services), the Company allocates revenue to each component of the arrangement based on the fair value of the undelivered elements, which is specific to the Company, using the residual method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon separate sales of these services to other customers. Deferred revenue is primarily comprised of undelivered maintenance services.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents. Cash and equivalent consists of cash and money market funds at cost, which approximates fair value.

Concentration of Credit Risk:

The Company sells its products primarily to customers located in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for potential credit losses, which have been within management's expectations. Substantially all cash and cash equivalents are held by one bank.

Fair value of financial instruments:

The carrying amounts of the Company's financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Certain Risks and Concentrations:

The Company's products are concentrated in the data capture and document management industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, including changes in computing platforms, changes in customer requirements, the infringement of proprietary patent, or the emergence of a major direct competitor could affect operating results adversely. In addition, a significant portion of the Company's revenue is derived from international sales. Fluctuations of the U.S. dollar against foreign currencies or local economic conditions could adversely affect operating results and cash flows.

Property and Equipment:

Office equipment, machinery and software are stated at cost less accumulated depreciation and amortization and depreciated on a straight-line basis over estimated useful lives of three years. Leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their useful lives or the related lease term.

Software Development Costs:

Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established. After establishing technological feasibility, material development costs incurred through the date the product is available for general release to customers would be capitalized and amortized over the estimated product life. To date, the period between achievements of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs since its inception.

Impairment of long-lived assets:

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets upon the occurrence of certain events and if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Stock-Based Compensation:

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" ("FIN 44") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the option's exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument. The pro forma disclosure of the difference between compensation expense included in net loss and the related cost measured by the fair value method is presented in Note 6.

The Company accounts for equity instruments issued to non- employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees, or in Conjunction with Selling Goods and Services" ("EITF 96-18") and FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28").

Advertising:

The Company expenses the costs of advertising as the expenses are incurred. The costs of advertising consist primarily of magazine advertisements, brochures, and other direct production costs. Costs associated with trade shows are charged to expense upon completion of the trade show. Advertising expense for the years ended December 31, 2001, 2000, and 1999 was $1.1 million, $2.0 million and $1.0 million, respectively.

Income Taxes:

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Computation of Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common stock outstanding for that period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options.

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                   -------- -------- --------
Numerator:
  Net loss..........................................  ($1,915) ($8,758)   ($141)

Denominator:
  Weighted average shares...........................    4,300    4,190    4,444

  Net loss per share, basic and diluted.............   ($0.45)  ($2.09)  ($0.03)

Options outstanding at December 31, 2001, 2000, and 1999 not included in computation of diluted loss per share because to do so would be antidilutive (in thousands):

                                    2001          2000          1999
                                ------------- ------------- -------------

number of stock options.......         1,822         3,030         2,660
price range...................   $1.30-$31.00  $1.39-$31.00  $1.39-$15.75

Comprehensive Income:

Comprehensive income includes all changes in equity during the period from non-owner sources. To date, the Company has not had any material transactions that are required to be reported in comprehensive income.

Recent Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling- of-interests method. Management of the Company is currently evaluating the impact of SFAS No. 141 on the financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the testing for impairment of existing goodwill and other intangible assets. This standard will require that management perform an impairment review of the goodwill balance upon the initial adoption of SFAS No. 142. Management of the Company is currently evaluating the impact of SFAS No. 142 on the financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its financial statements.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), who the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 includes offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company's annual or interim financial statements for the periods beginning after December 15, 2001.

In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues.

In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22, Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be delivered in the Future. Management of the Company is currently assessing the impact of the adoption of these issues on the financial statements.

4. Property and equipment (in thousands):

                                          December 31,
        Property and equipment, net:        2001      2000
                                          --------- ---------
     Office equipment and machinery.....    $2,078    $2,828
     Software...........................       749       786
     Leasehold improvements.............       526       526
                                          --------- ---------
                                             3,353     4,140

     Less accumulated depreciation and
     amortization.......................    (2,545)   (2,555)
                                          --------- ---------
                                              $808    $1,585
                                          ========= =========

Depreciation and amortization expense was approximately $763,000, $815,000, and $556,000 in 2001, 2000, and 1999, respectively.

5. Commitments:

The Company has entered into various operating leases for its facilities and sales offices, which expires at various dates through 2009. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Future minimum lease commitments due under these non-cancelable operating leases are as follows (in thousands):

Year ending December 31,

     2002...............................    $1,251
     2003...............................     1,257
     2004...............................       305
     2005...............................       113
     2006...............................       113
     Subsequent years...................       249
                                          ---------
      Total.............................    $3,288
                                          =========

Rent expense was approximately $1.3 million, $1.3 million and $1.2 million in 2001, 2000, and 1999, respectively.

  Stockholders' Equity:

Preferred Stock: The Board of Directors is authorized to determine the price, rights, preferences, privileges and restrictions (including voting rights) of preferred stock without any further vote or action by the stockholders. The Board is also authorized to increase or decrease the number of shares of any series. At December 31, 2001, there were 2,000,000 shares of $.01 par value preferred stock authorized. No preferred shares were issued and outstanding at December 31, 2001, 2000, or 1999.

Employee Stock Purchase Plan: The Board of Directors has reserved 200,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, 130,000 shares under the 1997 Employee Stock Purchase Plan and 350,000 shares under the 1998 Employee Stock Purchase Plan. Employees may elect to have the Company withhold up to 10% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of the stock on the first day of a two-year offering or the last day of a six-month purchase period, whichever is lower. The number of shares employees may purchase is subject to certain limitations.

Stock Option Plan: The Company has established the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan") and the 1999 Stock Plan (the "1999 Plan"). As amended, the 1993 Plan authorizes the issuance of up to 3,274,852 shares of common stock over the term of the Plan, pursuant to the grant of incentive stock and non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors. The 1999 Plan authorizes the issuance of up to 700,000 shares of common stock over the term of the Plan, pursuant to the grant of non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors.

In 1999, the Company issued an option to purchase 47,750 shares of common stock to a consulting firm with which it has an ongoing business relationship, pursuant to the 1999 Plan. The fully vested option, with a strike price of $ 4.88 per share, was valued using the Black-Scholes option- pricing model on the date of grant. The fair value of approximately $60,000 was recorded as consulting expense in the year ended December 31, 2000 as earned. The option expires in 2009 and was unexercised at December 31, 2001.

Under these stock option plans, the exercise price per share is determined by the Compensation Committee of the Board of Directors. The exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price of a non-qualified stock option cannot be less than 85% of such fair market value. Options generally vest over four years and are exercisable for a term of ten years.

Aggregate activity under the plans is as follows (in thousands per share amounts):

                                          Options Outstanding
                                          ----------------------
                                Shares               Weighted-
                               Available   Number     average
                                  for        of     Exercise pric
                                 Grant     Shares    per share
                               ---------  --------- ------------

Balance, December 31, 1998....      344      1,876        $7.39

   Plan Amendment.............      648
   Options granted............     (982)       982        $5.23
   Options canceled...........      124       (182)       $7.90
   Options exercised..........                 (16)       $7.25
                               ---------  ---------
Balance, December 31, 1999....      134      2,660        $6.56

   Plan Amendment.............      550
   Options granted............     (613)       613        $8.47
   Options canceled...........      158       (158)       $8.34
   Options exercised..........                 (85)       $7.02
                               ---------  ---------
Balance, December 31, 2000....      229      3,030        $6.84

   Plan Amendment.............      150
   Options granted............     (751)       751        $3.35
   Options canceled...........    1,958     (1,958)       $7.16
   Options exercised..........                  (1)       $6.00
                               ---------  ---------
Balance, December 31, 2001....    1,586      1,822        $5.06
                               =========  =========

The following table summarizes information with respect to stock options outstanding at December 31, 2001:

                           Options Oustanding               Options Exercisable
                   ------------------------------------  ------------------------
                                   Weighted
                      Number       Average    Weighted      Number      Weighted
                    Outstanding   Remaining    Average    Exercisable    Average
    Range of           as of      Contractual Exercise       as of      Exercise
 Exercise Prices   December 31,   Life (Years)  Price    December 31,     Price
                       2001                                  2001
-----------------  -------------  ----------  ---------  -------------  ---------
                       (000s)                               (000s)
  $1.39 -  $2.75            463         9.6      $2.16             40      $1.78
  $2.90 -  $4.94            278         7.1       4.20            125       4.37
  $5.00 -  $6.00            651         7.0       5.29            446       5.22
  $6.13 -  $8.00            241         6.0       7.42            214       7.46
  $8.06 - $31.00            189         4.4       9.64            179       9.39
                   -------------                         -------------
  $1.39 - $31.00          1,822         7.3      $5.06          1,004      $6.20
                   =============                         =============

The number of unexercised options as of December 31, 2000 and 1999 was 1,757,000 and 1,104,000, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999:

                                      2001         2000         1999
                                   -----------  -----------  -----------
  Risk-free interest rates.......        4.10%        5.60%        5.50%
  Expected life..................    3.5 years    3.5 years    3.5 years
  Volatility.....................          50%          50%          50%
  Dividend yield.................        --           --           --

The weighted average grant date fair value of those options granted in 2001, 2000 and 1999 was $1.73, $4.60 and $2.79 respectively. The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan, under the Black-Scholes option pricing model using the following assumptions for 2001, 2000 and 1999:

                                      2001         2000         1999
                                   -----------  -----------  -----------
  Risk-free interest rates.......        4.10%        5.60%        5.50%
  Expected life..................   0.50 years   0.50 years   0.50 years
  Volatility.....................          50%          50%          50%
  Dividend yield.................        --           --           --

The weighted average grant date fair value of those purchase rights granted in 2001, 2000 and 1999 was $0.64, $2.51 and $2.61 respectively.

The following pro forma information has been prepared following the provisions of SFAS No. 123 (in thousands except per share data):

                                      2001         2000         1999
                                   -----------  -----------  -----------
  Net loss - proforma............     ($2,737)    ($10,838)     ($1,443)
  Basic and diluted EPS - proform      ($0.64)      ($2.59)      ($0.33)

The above pro forma effects on net income (loss) may not be representative of the effects on net income (loss) for future years as option grants typically vest over several years and additional options are generally granted each year.

On August 3, 2001, the Company's Board of Directors approved a stock option exchange program (the "Exchange Program"). Under the Exchange Program, employees were given the opportunity to exchange one or more new stock options previously granted to them in exchange for a promise to receive one or more new stock options to be granted at least six months and a day after the old options were cancelled provided the individual is still employed or providing service on such date. The participation deadline for this Exchange Program was August 31, 2001. The new options will have the same vesting start date as the old options and will be immediately exercisable as to the vested shares when granted. In total, 1,137,629 stock options were returned to the Company and cancelled as a result of this Exchange Program. On March 2, 2002, 1,137,629 stock options were issued under the Exchange Program at a fair market value of $2.43 per share.

7. Business Segments:

The Company has determined that it has a single reportable segment consisting of the development; marketing and servicing of information capture software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices in United Kingdom and Germany, responsible for the sales activities to foreign customers, invoiced by the Company's headquarters in the United States. The foreign subsidiaries do not carry any significant long-lived assets, and income and assets of the Company's foreign subsidiaries were not significant for any period presented.

Revenue from external customers by geographic area for each of the three fiscal periods is presented in the following table:

                       Year ended December 31,
                         2001      2000      1999
                       --------  --------  --------
United States          $15,425   $18,531   $16,189
   % of total               70%       74%       73%
International           $6,611     6,511     5,989
   % of total               30%       26%       27%

For the years ended December 31 2001, 2000, and 1999 no customer accounted for more than 10% of the Company's revenues.

8. Income Taxes:

Income tax expense (benefit) consists of (in thousands):

                                            Year ended December 31,
                                              2001       2000       1999
                                            ---------  ---------  ---------
Current:
  Federal.................................       $79
  State and local.........................        33                    $2
  Foreign.................................       169                   128
                                            ---------  ---------  ---------
                                                 281          0        130
                                            ---------  ---------  ---------
Deferred:
  Federal.................................     3,386                  (161)
  State and local.........................       548                   (45)
                                            ---------  ---------  ---------
                                               3,934          0       (206)
                                            ---------  ---------  ---------
Total:
  Federal.................................     3,465                  (161)
  State and local.........................       581                   (43)
  Foreign.................................       169                   128
                                            ---------  ---------  ---------
                                              $4,215         $0       ($76)
                                            =========  =========  =========

The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                            Year ended December 31,
                                              2001       2000       1999
                                            ---------  ---------  ---------
Statutory federal income tax rate.........      34.0%     -33.5%     -34.0%
State taxes, net of federal benefit.......       6.0%      -5.1%       5.8%
Foreign taxes in excess of US rate........                            19.9%
Research and development credits..........                           -41.5%
Non-deductible expenses...................                            17.8%
Change in valuation allowance.............     143.2%      38.6%
Other, net................................                            -3.2%
                                            ---------  ---------  ---------
                                               183.2%      -0.0%     -35.2%
                                            =========  =========  =========

The components of the net deferred tax assets (in thousands) include:

                                            December 31,
                                              2001       2000
                                            ---------  ---------
Deferred tax assets:
  Provision for doubtful accounts.........      $100        $84
  Accrued liabilities/deferred revenue....       814        746
  Net operating loss carryforwards........     4,378      5,318
  Tax credit carryforwards................     1,756      2,066
                                            ---------  ---------
       Total deferred tax assets..........    $7,048     $8,214

Deferred tax liabilities:

  Depreciation and basis differences......       (87)      (137)

  Valuation Allowance.....................    (6,961)    (3,665)
                                            ---------  ---------
Net deferred tax assets...................        $0     $4,412
                                            =========  =========

At December 31, 2001, the Company had net operating loss carry forwards available to reduce its future taxable income of approximately $14.8 million and $2.3 million, respectively, for federal and state income tax purposes. The federal and state operating losses begin to expire in 2003. In addition, the Company has $1.4 million of research and development tax credits available to offset future U.S. federal income tax. For California franchise tax purposes, the Company has research and development tax credit carry forwards of $1.0 million. These credits begin to expire for federal purposes in 2004 and have no expiration for state purposes.

The income tax provision of $4.2 million is comprised of the following: tax on the gain from the sale of the Dialog Server product line of $1.7 million, the change in valuation allowance of $3.3 million to reduce net deferred tax assets based on management's assessment of the uncertainty of the realizability of such assets and the provision for foreign taxes of $169,000 offset by the utilization of net operating losses of $1.0 million. In 2000 there was no benefit for income taxes recorded as a result of the pretax losses generated during the year. In 1999, a benefit of $76,000 was recorded as a result of pretax losses.

For federal and state tax purposes, the Company's net operating loss carry forwards are subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state law.

9. Stock Related Bonus Plan

On October 8, 1999, the Company adopted (and further amended on December 29, 1999 and February 1, 2000) a stock related bonus plan that, upon a specified increase to the Company's per share stock price, would result in bonus payments of $2.6 million, consisting of a combination of cash and stock to executive officers.

During February 2000 the Company satisfied the requirements for payment of bonuses pursuant to the plan.

10. Employee Benefit Plan

The Company provides a 401(K) Plan to its employees providing tax deferred salary deductions for eligible employees. Participants may make voluntary contributions between 1% and 20% of their compensation subject to certain annual maximums. The Company matches 50% of employee contributions with a maximum of $2,000 per employee. The Plan provides for additional Company contributions at its discretion. Total contributions made by the Company were $216,000, $286,000 and $212,000 during 2001, 2000 and 1999, respectively.

11. Stock Repurchase Programs

Since February 1997 through February 2002, the Company's Board of Directors has authorized the use of up to $25 million to repurchase the Company's common stock. Through December 31, 1999 the Company had repurchased 3.8 million shares for a total of $23.6 million. No repurchases were made in 2000 or 2001. The repurchased stock was cancelled and added to the pool to be used to meet the Company's obligations under its stock plans and for other corporate purposes. Purchases have been and may continue to be made from time- to-time on the open market or in privately negotiated transactions. The timing and volume of purchases will be dependent upon market conditions and other factors.

  Subsequent Event

On March 4, 2002, the Company entered into a merger agreement with Captiva Software Corporation ("Captiva"), a privately- held company that provides forms processing software products and services. Pursuant to the merger agreement, Captiva will become a wholly-owned subsidiary of the Company and the Company will change its name to Captiva Software Corporation. The merger is subject to necessary approvals from the stockholders of both companies and is expected to be completed in the second quarter of 2002.

ACTIONPOINT, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
(in thousands)

                                         Additions
                              Balance at Charged to             Balance
                              beginning  costs and              at end
Description                    of year   expenses   Write-Offs  of year
----------------------------  ---------  ---------  ---------  ---------
Year ended December 31, 2001
   Allowance for bad debt...      $200        $61       ($12)      $249

Year ended December 31, 2000
   Allowance for bad debt...      $209        $83       ($92)      $200

Year ended December 31, 1999
   Allowance for bad debt...      $559      ($350)        $0       $209

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

ACTIONPOINT, INC.

By:	/s/ Stephen Francis

Stephen Francis
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                          Title                     Date
-----------------------------  ----------------------------------  -------------
/s/ Stephen Francis            President, Chief Executive          March 28, 2002
--------------------------     Officer and Director
    Stephen Francis            (Principal Executive Officer)

/s/ John Finegan               Chief Financial Officer,            March 28, 2002
--------------------------     Secretary and Director
    John Finegan               (Principal Financial and Accounting
                               Officer)

/s/ Kimra Hawley               Chairman of the Board               March 28, 2002
--------------------------     of Directors
    Kimra Hawley

/s/ Thomas T. van Overbeek     Director                            March 28, 2002
--------------------------
    Thomas T. van Overbeek

/s/ Daniel Tompkins            Director                            March 28, 2002
--------------------------
    Daniel Tompkins

/s/ Bruce Silver               Director                            March 28, 2002
--------------------------
    Bruce Silver

/s/ Patrick Edsell             Director                            March 28, 2002
--------------------------
    Patrick Edsell

EXHIBIT INDEX

Exhibit
Number      Description
----------- -----------------------------------------------------------------
2.1*        Agreement and Plan of Merger and Reorganization dated March 4, 2002 by and among the registrant, Condor Merger Corp. and Captiva
            Software Corporation
3.1**       Amended and Restated Certificate of Incorporation of the
            registrant
3.2***      Bylaws of the registrant
4.1         Reference is made to Exhibits 3.1 and 3.2
4.2**       Form of Investor Rights Agreement dated August 27, 1993 by and among the Registrant and the investors identified therein.
4.3+        Rights Agreement dated September 9, 1997
4.4         Amendment to Rights Agreement dated October 5, 2001, by and among the registrant, Fleet National Bank and Equiserve Trust Company, N.A.
4.5*        Second Amendment to Rights Agreement dated March 4, 2002 between the registrant and the Equiserve Trust Company N.A.
10.1*       Form of Indemnity Agreement entered into between the registrant and its directors and executive officers.
10.2**      Form of Amended and Restated 1993 Stock Option/Stock Issuance Plan.
10.3++      Form of 1999 Stock Plan.
10.4++      Form of 1998 Employee Stock Purchase Plan.
10.5++      Lease of Property at 1299 Parkmoor Ave, San Jose, CA
10.6        Form of Severance Agreement between the registrant and certain of its executive officers.
10.7        Form of Severance Agreement between the registrant and certain of its executive officers in connection with the merger of the registrant and Captiva Software Corporation.
10.8*       Form of Voting Agreement between each of the registrant's
            executive officers and directors and Captiva Software
            Corporation.
10.9*       Form of Voting Agreement between each of the Captiva Software
            Corporation's executive officers and directors and the registrant.
10.10       Form of lock-up agreement from each of the registrant's executive officers and directors.
21.1        Subsidiaries of the registrant
23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1        Power of Attorney (see page 45).

*           Incorporated by reference to an exhibit to the registrant's current report on Form 8-k filed on March 20, 2002.

**          Incorporated by reference to an exhibit to the registrant's
            Registration Statement of Form S-1 as amended (Registration
            NO. 33-66142).
***         Incorporated by reference to an exhibit to the registrant's 8-K filed on September 24, 1997.
+           Incorporated by reference to an exhibit to the registrant's registration statement on Form 8-A filed on September 10, 1997.
++          Incorporated by reference to an exhibit to the registrant's annual report on Form 10-k filed in April 2, 2001.