Form 10-K/A
period 2001-12-31
ACTIONPOINT INC
filed 2002-04-30
CIK 909276

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

ACTIONPOINT, INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

This Annual Report on Form 10-K may contain forward- looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under the caption "Risk Factors" as well as the following: the emergence of the document management and image processing markets, potential fluctuations in quarterly results, competition, new products and technological change, general economic conditions and dependence on capital spending of customers, a lengthy sales cycle and dependence on system sales, reliance upon third-party resellers, dependence upon key personnel, and such risks and uncertainties as are detailed from time to time in ActionPoint's SEC reports and filings, including this Form 10-K for the 2001 fiscal year and the Registration Statement on form S-4 filed by ActionPoint April 26, 2002 in connection with its proposed merger with Captiva software Corporation.

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

On March 4, 2002, we entered into a merger agreement with Captiva Software Corporation, a privately held company that provides forms processing software products and services. Pursuant to the merger agreement, Captiva will become a wholly owned subsidiary and we will change our name to Captiva Software Corporation. The merger is subject to necessary approvals from the stockholders of both companies and is expected to be completed in the third quarter of 2002. In connection with the merger, we will file a registration statement with the SEC on Form S-4, which will include additional information about the merger and the merger agreement.

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

Executive Officers

Our executive officers are as follows:

Name                Age Position
------------------- --- ----------------------------------
Stephen Francis     40  President, Chief Executive Officer
                        and Director

Matt Albanese       43  Vice President-Professional Service

John Finegan        52  Chief Financial Officer, Secretary
                        and Director

David Sharp         37  Vice President-Engineering

John Stetak         43  Vice President-Marketing

Jim Vickers         42  Vice President-Sales

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

Subsequent Events

On March 4, 2002, we entered a merger agreement with Captiva Software Corporation, a privately held company that provides forms processing software products and services. Pursuant to the merger agreement, Captiva will become a wholly owned subsidiary and we will change our name to Captiva Software Corporation. The merger is subject to necessary approvals from the stockholders of both companies and is expected to be completed in the third quarter of 2002.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

PART III

Item 10. Directors and Officers of the Registrant.

Directors

The following table sets forth certain information regarding the directors of ActionPoint:

                                  Director
Name                                Since      Age
--------------------------------  --------- ---------
Patrick L. Edsell...............      2001        53
John Finegan....................      1997        52
Stephen S. Francis..............      2001        40
Kimra D. Hawley.................      1998        45
Bruce Silver....................      1995        53
Daniel D. Tompkins..............      1992        61
Thomas T. van Overbeek..........      1988        52

Patrick Edsell. Mr. Edsell has served on the board of directors since August 2001. Since 2002, Mr. Edsell has served as President and Chief Executive Officer of Gigabit Optics, a privately held supplier of components for optical networks. From 1997 to 2002, Mr. Edsell was President and Chief Executive Officer for Spectra-Physics, a supplier of laser and optics products. Mr. Edsell holds B.S. in Economics from the United States Air Force Academy, a M.A. in Economics from Ohio State University and a M.B.A. from the University of New Mexico.

John Finegan. Mr. Finegan has served as ActionPoint's Chief Financial Officer since July 1990, as Secretary since June 1993 and as a director since June 1997. He joined ActionPoint in July 1989. From September 1988 until he joined ActionPoint, Mr. Finegan was a self-employed financial consultant. From March 1984 to September 1988, he was Vice President for the Paradise Systems Division of Western Digital Corporation, a developer of computer peripherals. Mr. Finegan holds B.S. in Engineering from Tufts University and a M.B.A. from the University of Massachusetts.

Stephen S. Francis. Mr. Francis has served as President and Chief Executive Officer of ActionPoint and as a member of the board of directors since June 2001. Prior to his election as President and Chief Executive Officer, Mr. Francis had served as Vice President of Business Development since 1999. From 1997 to 1999, he served as General Manager of ActionPoint's Pixel Division. Mr. Francis joined ActionPoint in June 1994 when the company he founded, Pixel Translations, was acquired by ActionPoint. Prior to joining Pixel Translations, Mr. Francis held engineering and marketing management roles at Calera, now part of ScanSoft Corporation, a developer of recognition software. Mr. Francis holds a B.S. in Electrical Engineering/Computers from Stanford University.

Kimra D. Hawley. Ms. Hawley has served as ActionPoint's chairman of the board of directors since June 2001, when she resigned as President and Chief Executive Officer. Ms. Hawley became Chief Executive Officer and President and was first elected as a director in April 1998. From November 1996 to April 1998, Ms. Hawley served as Senior Vice President and General Manager for ActionPoint's Software Division. From November 1994 to November 1996, Ms. Hawley served as Vice President of ActionPoint's Input Subsystems and Software Tools. Prior to that time, Ms. Hawley had served as the Product Marketing Director since joining ActionPoint in February 1992. Prior to joining ActionPoint, Ms. Hawley was a principal in MarketBound Associates, a marketing consulting firm. Ms. Hawley holds a B.S. in Psychology from Pittsburgh State University.

Bruce Silver. Mr. Silver has served on ActionPoint's board of directors since July 1995. Since October 1994, Mr. Silver has also been a principal of Bruce Silver Associates, an e-business consulting firm that he founded in 1994. From May 1990 to October 1994, Mr. Silver was a vice president of BIS Strategic Decisions.

Daniel D. Tompkins. Mr. Tompkins has served on the board of directors since June 1992. Since June 1994, Mr. Tompkins has been the managing general partner of DT Associates, which is the managing general partner of Novus Ventures, a venture capital partnership licensed as an S.B.I.P. by the Small Business Administration. From March 1988 until October 1993, Mr. Tompkins was the managing general partner of DSC Associates, which was the general partner of DSC Ventures, a venture capital firm. Mr. Tompkins is a director of two private companies.

Thomas T. van Overbeek. Mr. van Overbeek has served on the board of directors of ActionPoint since 1988. Mr. van Overbeek served as the chairman of the board of directors from 1998 to June 2001. From 1990 to 1998, Mr. van Overbeek was the Chief Executive Officer of ActionPoint and, from 1988 to 1990, the President. Mr. Van Overbeek is currently Chief Executive Officer of Shoretel Communications. From 1998 to 2000, Mr. van Overbeek served as Chief Executive Officer of Wavtrace, Inc. Mr. Van Overbeek is married to Ms. Hawley, the chairman of the board of directors of ActionPoint.

Ms. Hawley and Mr. van Overbeek are married to each other.

Board Meetings and Committees

During the fiscal year ended December 31, 2001, the board of directors of ActionPoint held a total of fifteen meetings. During this period, all directors attended or participated in at least 75% of the aggregate of (i) the total number of meetings of the board and (ii) the total number of meetings held by all committees of the board of which they were members.

ActionPoint has an audit committee and a compensation committee of the board of directors. There is no nominating committee.

The audit committee meets with ActionPoint's financial management and its independent accountants at various times during each year and reviews internal control conditions, audit plans and results, and financial reporting procedures. This committee, consisting of Mr. Edsell, Mr. Tompkins and Mr. Silver, held four meetings during fiscal year 2001.

The compensation committee reviews and approves ActionPoint's compensation arrangements for management. This committee, consisting of Mr. Edsell and Mr. Tompkins, held two meetings during fiscal year 2001.

The board has authority to create special committees from time to time as circumstances require-such as the special committee created in January 2002 for the purpose of reviewing strategic alternatives prior to entering into the merger agreement with Captiva. Mr. Edsell and Mr. Silver served on this special committee.

Director Remuneration

Non-employee members of the board are each paid a fee of $3,000 per calendar quarter and $1,000 for each scheduled board meeting attended in person and are reimbursed for all out-of-pocket costs incurred in connection with their attendance at board and committee meetings.

Each member of ActionPoint's special committee formed to review ActionPoint's strategic alternatives, including the merger with Captiva, was paid an initial retention fee of $10,000 when he was appointed to the special committee and $1,000 for each meeting of the special committee he attended in person and $500 for each meeting of the special committee he attended telephonically.

Under the automatic option grant program in effect under ActionPoint's 1993 stock option/stock issuance plan, an individual who first becomes a non-employee member of the board will receive an automatic option grant for 10,000 shares of ActionPoint common stock upon commencement of board service, and each individual with six or more months of board service will receive an automatic option grant for an additional 2,500 shares at each annual stockholders meeting at which he or she continues to serve as a non-employee board member. The initial grants vest over four years in equal annual installments, while the annual grants vest after four years of service following the date of grant.

On April 19, 2002, subject to stockholder approval, the board of directors approved an amendment to the 1993 stock option/stock issuance plan that increases from 10,000 to 20,000 shares for the automatic option grant to each individual who first becomes a non-employee member of the board and increases from 2,500 to 5,000 shares for the annual automatic option grant for continuing non-employee members of the board.

No other compensation is paid to the non-employee members of the board with respect to their service on the board.

Officers

The information required by this item relating to our executive officers and key employees is included under the caption "Executive Officers and Key Employees" in Part I of this Form 10-K Annual Report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires ActionPoint's directors, executive officers and persons who beneficially own more than 10% of a registered class of ActionPoint's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ActionPoint. ActionPoint's officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish ActionPoint with copies of all Section 16(a) reports they file.

Based solely upon review of the copies of such reports furnished to ActionPoint and written representations that no other reports were required, ActionPoint believes that there was compliance for the fiscal year ended December 31, 2001 with all Section 16(a) filing requirements applicable to ActionPoint's officers, directors and greater than 10% beneficial owners.

Item 11. Executive Compensation.

Executive Compensation and Related Information for ActionPoint's Executive Officers

The following table sets forth the compensation earned by ActionPoint's current and former chief executive officers, each of ActionPoint's four other most highly compensated executive officers (as determined as of the end of fiscal year 2001) and two ActionPoint executive officers who would have been among the five highest paid executive officers of ActionPoint but left their positions prior to the end of last fiscal year, who are all hereinafter referred to as ActionPoint's named executive officers, for services rendered in all capacities to ActionPoint and its subsidiaries for the three fiscal years ended December 31, 2001.

SUMMARY COMPENSATION TABLE

                                                                Long Term
                                     Annual Compensation      Compensation
                                -----------------------------      Awards
                                                              -----------    All
                                                                            Other
                                                               Securities Compen-
                                   Fiscal   Salary     Bonus   Underlying  sation
Name and Principal Position        Year     ($)(1)    ($)(2)   Options(#)   ($)(3)
------------------------------  --------  --------- --------- ----------- --------
Kimra Hawley..................     2001    113,475    29,468      40,000    2,000
  Chaiman of the Board, former     2000    263,416   706,406           0    2,000
  President and Chief Executive    1999    239,333    89,280     100,000    2,000
  Officer

Stephen Francis...............     2001    212,854    46,000     220,000    2,000
  President, Chief Executive       2000    199,737   416,268           0    2,000
  Officer and Director             1999    172,917    70,000     100,000    2,000

John Finegan..................     2001    200,000    58,544      10,000    2,000
  Chief Financial Officer,         2000    200,000   455,482           0    2,000
  Secretary and Director           1999    100,000    32,025      25,000    2,000

Matthew Albanese..............     2001    181,125    35,000      20,000    2,000
  Vice President, Professional     2000    179,333   211,240      60,000    2,000
  Services                         1999    159,667    53,750      45,000    2,000

Joseph Falk...................     2001    142,308    70,514      35,000  132,000
  Former Vice President, Sales     2000    186,100   267,491      40,000    2,000
                                   1999    148,750    92,975      20,000    2,000

Johannes Schmidt..............     2001    156,100    26,513      15,000    2,000
  Former Chief Technical Officer   2000    219,094   795,558           0    2,000
  and former Director              1999    203,333    64,050     100,000    2,000

David Sharp...................     2001    139,167    27,000      35,000    2,000
  Vice President, Engineering      2000    125,500    49,109           0    2,000
                                   1999    115,000    24,640      16,000    2,000

John Stetak...................     2001    176,400    35,000      10,000    2,000
  Vice President, Marketing        2000    173,950   129,610      28,000    2,000
                                   1999    146,416   121,283      25,000    2,000

___________________

  Includes salary deferred under ActionPoint's 401(k) plan.
  Substantially all of the bonus payments made in 2000 were made pursuant to ActionPoint's special incentive bonus plan, a stock price-based incentive plan. This plan was adopted in October 1999 to create an additional incentive for ActionPoint's management team to increase stockholder value. The bonus payments under the plan were contingent upon the attainment of certain stock price levels for ActionPoint's common stock over an extended period of time. The applicable price level objectives were achieved in February 2000.
  Consists of a matching contribution to ActionPoint's 401(k) plan and, for Mr. Falk in 2001, a severance payment.

Stock Options

The following table contains information concerning the grant of stock options under the 1993 stock option/stock issuance plan, or the 1993 option plan, for the 2001 fiscal year to ActionPoint's named executive officers.

OPTION GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
                           -------------------------------------------
                                        % of
                                        Total                              Potential Realizable
                           Number of   Options                              Value at Assumed
                           Securities  Granted   Exercise                  Annual Rates of Stock
                           Underlying    to        Price                 Price Appreciation for
                            Options   Employees     per       Expir-         Option Term
                            Granted   in Fiscal    share       ation    ---------------------
Name                        (#)(1)      Year     ($/sh)(2)     Date     5% ($)(3)   10% ($)(3)
-------------------------  ---------  ---------  ---------   ---------  ---------   ---------
Kimra Hawley.............    40,000        5.4%      5.38    02/05/11    135,338     342,973

Stephen Francis..........    20,000        2.7%      5.38    02/05/11     67,669     171,486
                            200,000       26.6%      2.75    06/04/11    345,891     876,557

John Finegan.............    10,000        1.3%      5.38    02/05/11     33,834      85,743

Matthew Albanese.........    20,000        2.7%      5.38    02/05/11     67,669     171,486

Joseph Falk..............    35,000        4.7%       1.8    08/30/11     39,620     100,406

Johannes Schmidt.........    15,000        2.0%      5.38    02/05/11     50,752     128,615

David Sharp..............     5,000        2.7%      5.75    01/31/11     18,801      45,820
                             30,000       26.6%      2.63    06/22/11     49,620     125,746

John Stetak..............    10,000        1.3%      5.38    02/05/11     33,834      85,743

___________________

  The options listed in the table were granted under the 1993 option plan. The options become exercisable as follows: 25% upon the completion of the first year of service measured from the vesting date, and an additional 6.25% upon the completion of each full quarter elapsed thereafter, until the option is fully vested upon the completion of the fourth year of service from the vesting commencement date. The options will vest in full if ActionPoint is subject to a change in control. The merger with Captiva will not constitute a change in control under the 1993 option plan. The options have a maximum term of 10 years, subject to earlier termination in the event of the optionees' cessation of service with ActionPoint.
  The exercise price of the option may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. ActionPoint may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state tax liability incurred in connection with such exercise. The optionee may be permitted, subject to the approval of the plan administrator, to apply a portion of the shares purchased under the option (or to deliver existing shares of common stock) in satisfaction of such tax liability.
  The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission. There is no assurance provided to any executive officer or any other holder of ActionPoint's securities that the actual stock price appreciation over the 10- year option term will be at the assumed 5% or 10% levels or at any other defined level. Unless the market price of the common stock does in fact appreciate over the option term, no value will be realized from the option grant.

TEN-YEAR OPTION REPRICINGS

                                                                 Exercise                  Length Of
                                      Number of    Market Price  Price At                Original Option
                                      Securities   of Stock At    Time Of                     Term
                                      Underlying     Time of     Repricing      New       Remaining At
                                       Options     Repricing Or     Or       Exercise       Date Of
                                      Repriced or   Amendment    Amendment     Price      Repricing Or
Name                       Date(1)    Amended(#)         ($)         ($)         ($)      Amendment(2)
------------------------  ---------   ----------   -----------   ---------   ---------   --------------
John Finegan............  03/02/02       50,000          2.43        8.63        2.43    4 yrs, 2 mos
                                         12,500          2.43        8.00        2.43    1 yr, 5 mos
                                         30,000          2.43        7.88        2.43    4 yrs, 11 mos
                                         30,000          2.43        7.25        2.43    5 yrs, 8 mos
                                         10,000          2.43        5.38        2.43    8 yrs, 11 mos
                                         36,771          2.43        5.31        2.43    7 yrs, 4 mos

Matthew Albanese........  03/02/02       20,000          2.43        8.63        2.43    4 yrs, 2 mos
                                          8,000          2.43        8.50        2.43    5 yrs
                                          9,500          2.43        8.25        2.43    5 yrs, 2 mos
                                         25,000          2.43        6.38        2.43    6 yrs, 3 mos
                                         15,000          2.43        6.13        2.43    6 yrs, 11 mos
                                         20,000          2.43        5.38        2.43    8 yrs, 11 mos
                                         45,000          2.43        5.31        2.43    7 yrs, 4 mos
                                          5,000          2.43        5.00        2.43    4 yrs, 8 mos
                                         45,000          2.43        4.56        2.43    8 yrs, 5 mos

John Stetak.............  03/02/02       10,000          2.43       18.00        2.43    8 yrs
                                         30,000          2.43        7.25        2.43    5 yrs, 8 mos
                                         45,000          2.43        5.38        2.43    8 yrs, 11 mos

___________________

  Options were cancelled on August 31, 2001 and regranted on March 2, 2002 at the then current market price.

  Length of original option term remained unchanged following the regrant.

Option Exercises and Holdings

The following table provides information with respect to ActionPoint's named executive officers concerning the exercise of options during the 2001 fiscal year and unexercised options held as of the end of the 2001 fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

                                                       Number of Securities
                                                      Underlying Unexercised    Value of Unexercised
                              Shares                    Options at Fiscal      In-the-Money Options at
                             Acquired                    Year-End(#)            Fiscal Year-End($)
                                on         Value     -----------------------  --------------------
                             Exercise    Realized      Exercis-    Unexercis- Exercis-   Unexercis-
Name                            (#)          ($)         able        able       able       able
---------------------------- ---------   ---------   ------------  ---------  ---------  ---------
Kimra Hawley................        0           0        256,500     77,500          0          0

Stephen Francis.............        0           0        205,000    225,000          0          0

John Finegan.................       0           0         35,767     17,462          0          0

Matthew Albanese............        0           0              0          0          0          0

Joseph Falk.................        0           0         35,000          0          0          0

Johannes Schmidt............        0           0         70,000          0          0          0

David Sharp.................        0           0         31,275     40,625          0          0

John Stetak.................        0           0         17,188     25,812          0          0

Compensation Committee Interlocks and Insider Participation

No member of the ActionPoint's compensation committee is a former or current officer or employee of ActionPoint or any of its subsidiaries. No executive officer of ActionPoint serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of ActionPoint's board of directors or compensation committee.

Change in Control Arrangements and Employment Contracts

Outstanding options held by executive officers that were granted under the 1993 option plan will become immediately exercisable in full and unvested shares will become fully vested, in the event of certain changes in the ownership or control of ActionPoint. The merger of ActionPoint and Captiva will not constitute a change in control under the 1993 option plan. None of the ActionPoint executive officers have employment agreements with ActionPoint, and they or ActionPoint may terminate their employment at any time subject to the terms and conditions of the existing severance agreements and the new severance agreements ActionPoint has entered into with certain of its executive officers.

Severance Agreements

Prior to pursuing a merger with Captiva, ActionPoint had existing severance agreements with certain of its executive officers, including Stephen Francis, John Finegan, John Stetak and Matthew Albanese. These existing severance agreements were unaffected by the new severance agreements entered into with each of Stephen Francis, John Finegan, John Stetak, James Vickers, Matthew Albanese and David Sharp in connection with the merger. The merger with Captiva will not constitute a change in control under the existing severance agreements but will constitute a change in control under the new severance agreements. The merger will therefore result in the possible availability of certain severance benefits to ActionPoint's executive officers under the new severance agreements, including the right to 6, 10 or 12 months salary, upon their voluntary termination.

The existing severance agreements provide that each of these officers is entitled to benefits if:

  ActionPoint terminates his employment without cause within 12 months after a change in control; or
  he resigns for good reason within 6 months after a change in control.

The benefits include a lump sum severance payment equal to 100% of the annual salary for ActionPoint's chief executive officer, Mr. Francis, and 50% of the annual salary for the other executive officers. The benefits also include continuation of group insurance coverage for a period of 12 months for Mr. Francis, and 6 months for the other officers. However, group insurance coverage terminates when the officer becomes eligible for comparable coverage in connection with new employment. Finally, the existing severance agreements provide that the officers are entitled to prorated bonuses for the year in which their employment terminates. As a condition of providing these benefits, ActionPoint may require that the officer remain employed for up to 90 days to ensure an orderly transition and that the officer execute a release of all claims that he may have against ActionPoint.

For purposes of the existing severance agreements, the term "change in control" generally includes:

  a merger after which ActionPoint's stockholders own less than 50% of the surviving corporation's stock;
  a sale of all or substantially all of ActionPoint's assets;
  a proxy contest that results in the replacement of 50% or more of the members of ActionPoint's board of directors over a 24-month period; or
  any transaction as a result of which another person owns 50% or more of ActionPoint's stock.

The existing severance agreements generally provide that an officer's resignation will be for "good reason" under the following circumstances:

  the officer has incurred a material reduction in his authority or responsibility, with the result that the officer's position is no longer comparable to the position that he held before the change in control;
  the officer has incurred a reduction of more than 10% in his base salary;
  the officer has been notified that his principal place of work will be relocated, with the result that the officer's commuting distance will increase by more than 40 miles; or
  the officer becomes employed by a successor to ActionPoint and the successor fails to assume the existing severance agreement.

Under the new severance agreements, as a result of the merger with Captiva, each of Messrs. Francis, Finegan, Stetak, Albanese, Vickers and Sharp may be entitled to severance benefits if they resign or are terminated following the merger. Specifically, under the new severance agreements, Messrs. Francis, Finegan, Stetak, Albanese, Vickers and Sharp will each be entitled to severance benefits if:

  within 12 months after the merger with Captiva, ActionPoint terminates the officer's employment without cause;
  within 1 month after the merger with Captiva for Mr. Francis, and within 3 months after the merger for the remaining executives, the executive resigns for good reason, as defined below, which does not include resigning as a result of a material reduction in his authority or responsibility; or
  from 2 to 6 months after the merger for Mr. Francis, from 4 to 9 months after the merger for Mr. Finegan, and from 4 to 6 months after the merger for the remaining executives, the executive resigns for good reason.

The new severance agreements generally provide that an executive's resignation will be for "good reason" if the executive:

  has incurred a material reduction in his authority or responsibility so that the executive's position is no longer comparable to the position that he held before the merger with Captiva;
  has incurred a reduction of more than 10% in his base salary;
  has been notified that his principal place of work will be relocated and the executive's commuting distance will increase by more than 40 miles or require the executive to change residences; or
  becomes employed by a successor to ActionPoint and the successor fails to assume the executive's new severance agreement.

Under his new severance agreement, Mr. Francis will be entitled to a lump sum severance payment equal to 100% of his annual base compensation and group insurance coverage for 12 months after his employment with ActionPoint ends. Under his new severance agreement, Mr. Finegan will be entitled to a lump sum severance payment equal to 83% of his annual base compensation and group insurance coverage for 10 months after his employment with ActionPoint ends. Each of the remaining executives will be entitled to a lump sum severance payment equal to 50% of his annual base compensation and group insurance coverage for 6 months after his employment with ActionPoint ends. However, group insurance for each executive will terminate when the executive becomes eligible for comparable coverage in connection with new employment or self- employment. The new severance agreements also entitle the executives to prorated bonuses for the year in which their employment ends. Further, the executives will be entitled upon termination to exercise any options to purchase ActionPoint stock for 12 months following the date of termination (or the later of 12 months following date of termination or February 15, 2004 in the case of Mr. Finegan), to the extent those options were exercisable at the time of termination. As a condition to providing the foregoing benefits, ActionPoint may require that the executive remain employed for up to 90 days commencing on the date he gives notice of his intent to resign to ensure an orderly transition of the executive's duties and may require that the executive execute a release of all claims that he may have against ActionPoint or its affiliates.

Report of ActionPoint's Compensation Committee

The following is the report of the compensation committee of the board of directors, describing the compensation policies and rationale applicable to ActionPoint's executive officers with respect to the compensation paid to such executive officers for the year ended December 31, 2001.

Purpose of the Compensation Committee. The committee is responsible for determining compensation levels for ActionPoint's executive officers for each fiscal year based upon a consistent set of policies and procedures.

Committee Structure. The committee is made up of two independent, non-employee members of the board of directors who meet during the first quarter of each fiscal year to set executive officer salaries, and as needed thereafter. No prior or current member of the committee has any interlocking relationships as defined by the Securities and Exchange Commission.

Objectives of the Compensation Program. The objectives of the compensation program are: (1) to provide a means for ActionPoint to attract and retain high-quality executives, (2) to tie executive compensation directly to ActionPoint's business and performance objectives, and (3) to reward outstanding individual performance that contributes to the long-term success of ActionPoint.

Elements of Compensation. Each executive officer's compensation package is ordinarily comprised of three elements: (1) base compensation, which reflects individual performance and is designed primarily to be competitive with salary levels in a comparative group, (2) annual bonus plan compensation ordinarily payable in cash and tied to both the achievement of individual performance objectives and company financial performance goals established by the committee, and (3) long-term stock-based incentive compensation that emphasizes a focus on company growth and increased stockholder value.

Base Compensation. The base compensation for each executive officer is determined using an analysis of competitive salary ranges provided by an independent public accounting firm focusing on companies similar in size and business that compete with ActionPoint in the recruitment and retention of senior personnel. The committee believes that ActionPoint's most direct competitors for executive talent are not necessarily all of the companies that ActionPoint would use in a comparison of stockholder returns. Therefore, the compensation comparison group is not the same as the industry group in the index used in the Performance Graph set forth elsewhere in this Form 10-K Annual Report.

For executive officers other than ActionPoint's chief executive officer, the committee considers specifically the following factors in determining base compensation: (1) a comparison of ActionPoint's growth and financial performance relative to the performance of competitors, (2) salary levels for comparable positions in the compensation comparison group and (3) each executive's responsibility level and financial and strategic objectives for the subsequent year. The committee believes that the current base compensation for executive officers is at the mid-range of the companies in the compensation comparison group with which the ActionPoint competes for talent.

Annual Bonus Plan Compensation. ActionPoint's annual bonus plan provides for incentive bonus compensation to all officers and a number of key employees based on the achievement of specific corporate performance targets established during the year relating to revenues and operating profits as well as specific individual performance objectives.

Long-Term Stock-Based Incentive Compensation. Long-term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage ActionPoint from the perspective of an owner with an equity stake in the business. Each grant generally allows the officer to acquire shares of the ActionPoint's common stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years). Each option generally becomes exercisable in installments over a four-year period, contingent upon the executive officer's continued employment with ActionPoint. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by ActionPoint during the vesting periods, and then only if the market price of the shares appreciates over the option term. The size of the option grant to each executive officer, based on the aggregate exercise price, generally is set to a multiple of salary that the committee deems appropriate in order to create a meaningful opportunity for stock ownership based upon the individual's current position with ActionPoint, but also takes into account comparable awards to individuals in similar positions in the industry as reflected in external surveys, the individual's potential for future responsibility and promotion over the option term and the individual's personal performance in recent periods. The committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate amount of equity incentive for that individual. The weight of these various factors will vary over time and with respect to each individual. However, the committee does not adhere to any specific guidelines as to the relative option holdings of ActionPoint's executive officers.

ActionPoint's Option Exchange Program. On July 10, 2001, ActionPoint's board of directors approved an option exchange program pursuant to which certain executive officers and employees were allowed to exchange all outstanding options. Options were tendered by 81 employees and 3 executive officers, and those options were cancelled by ActionPoint on August 31, 2001. Under the option exchange program, new options having exercise prices equal to $2.43, the fair market value of ActionPoint common stock on March 2, 2002, were granted to replace the options cancelled on August 31, 2001. The replacement options were issued with the same vesting terms as the options which they replaced. Any employee whose employment terminated prior to March 2, 2002 was not eligible to have his or her options replaced.

Stock options are intended to provide incentives to ActionPoint's executive officers and employees. The compensation committee believes that such equity incentives are a significant factor in ActionPoint's ability to attract, retain and motivate key employees who are critical to the ActionPoint's long-term success. The compensation committee further believes that, at their original exercise prices, the disparity between the exercise price of these options and the then market prices for the ActionPoint common stock did not provide meaningful incentives to the employees holding the options. A review of other companies in the software industry indicates that some of these companies have been confronted with this problem and have made similar adjustments in option prices to motivate their employees.

The board of directors approved the option exchange program as a means of ensuring that optionees will continue to have meaningful equity incentives to work toward ActionPoint's success. The option exchange program was deemed by the board of directors to be in the best interests of ActionPoint and its stockholders.

Chief Executive Officer's Compensation. Compensation for the chief executive officer is determined by a process similar to that discussed above for executive officers. Mr. Francis's base compensation for fiscal 2001 was established by the board of directors in June 2001. The committee established Mr. Francis's base salary adjustment based on an evaluation of his personal performance and the objective of having his base salary keep pace with salaries being paid to similarly situated chief executive officers. Further, the Committee intends base salary to provide Mr. Francis with a level of stability and certainty each year and intends that this particular component of compensation not be affected to any significant degree by company performance factors.

The remaining components of Mr. Francis's 2001 compensation, however, were dependent upon company financial and shareholder value performance and provided no dollar guarantees. Incentive bonus compensation for Mr. Francis for the 2001 fiscal year was largely dependent on the achievements of specific corporate performance targets established in the middle of the fiscal year when Mr. Francis was appointed president and chief executive officer, as set forth above in the discussion of the annual bonus plan compensation.

Deduction Limit for Executive Compensation. Section 162(m) of the Internal Revenue Code, enacted in 1993, limits federal income tax deductions for compensation paid to the chief executive officer and the four other most highly compensated officers of a public company to $1 million per year, but contains an exception for performance-based compensation that satisfies certain conditions.

The committee believes that option grants under the 1993 option plan are exempt from the deduction limit. Because it is unlikely that other compensation payable to any ActionPoint executive has materially exceeded or would exceed the deduction limit in the near future, the Committee has not yet considered whether it will seek to qualify compensation other than options for the performance- based exception or will prohibit the payment of compensation that would materially exceed the deduction limit. However, in approving the amount and form of compensation for ActionPoint executives, the committee will continue to consider all elements of cost to ActionPoint of providing that compensation.

Submitted by the compensation committee of the ActionPoint's board of directors:

Daniel Tompkins, Chairman
Patrick Edsell

Report of ActionPoint's Audit Committee

The audit committee was organized in June 2000. The audit committee for the last fiscal year consisted of James E. Crawford, III (until August 2001), Patrick Edsell (since August 2001), Daniel Tompkins and Bruce Silver. The audit committee held four meetings during the last fiscal year.

ActionPoint's management has primary responsibility for preparing ActionPoint's financial statements and the financial reporting process. ActionPoint's independent public accountants, PricewaterhouseCoopers LLP, are responsible for expressing an opinion on the conformity of ActionPoint's audited financial statements to generally accepted accounting principles. The audit committee has general oversight responsibility with respect to ActionPoint's financial reporting and reviews the results and scope of the audit and other services provided by independent public accountants.

In this context, the audit committee hereby reports as follows:

  The audit committee has reviewed and discussed the audited financial statements with ActionPoint's management and the independent public accountants.
  The audit committee has discussed with the independent accountants the matters required to be discussed by Statement on Auditing Standards No. 61.
  The audit committee discussed with the independent public accountants the accountants' independence from ActionPoint and its management. The audit committee has received the written disclosures and the letter from the independent accountants required by independence standards board standard no. 1.

Audit Fees. Aggregate fees for professional services rendered by PricewaterhouseCoopers in connection with its audit of ActionPoint, Inc.'s consolidated financial statements as of and for the year ended December 31, 2001 and its limited reviews of its unaudited condensed consolidated interim financial statements were $103,000.

Financial Information Systems Design and Implementation Fees. During the year ended December 31, 2001, PricewaterhouseCoopers rendered no professional services to ActionPoint, Inc. in connection with the design and implementation of financial information systems.

All Other Fees. In addition to the fees described above, aggregate fees of $78,320 were billed by PricewaterhouseCoopers during the year ended December 31, 2001, primarily for income tax compliance and related tax services and for audit-related services. The Audit Committee has determined that the provision of the services by PricewaterhouseCoopers included in the category "All Other Fees" was compatible with maintaining their independence.

Based on the review and discussions referred above, the audit committee recommended to the board of directors of ActionPoint, and the board has approved, that the audited financial statements be included in ActionPoint `s annual report on Form 10-K for the fiscal year ended December 31, 2001, for filing with the Securities and Exchange Commission. The committee and the board also have recommended, subject to stockholder approval, the selection of PricewaterhouseCoopers LLP, as our independent public accountants.

Each of the members of the audit committee is independent as defined under the listing standards of The Nasdaq National Market.

Submitted by the audit committee of the ActionPoint's board of directors:

Patrick Edsell

Daniel Tompkins

Bruce Silver

Comparison of ActionPoint Stockholder Return

This graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) of ActionPoint's common stock price with the cumulative total returns of the S&P Midcap 400 Index and the S&P Technology Sector Index. The graph covers the five years from December 31, 1996, through the fiscal year ended December 31, 2001. The graph assumes that $100 was invested on December 31, 1996 in ActionPoint's common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on ActionPoint's common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

                                             Cumulative Total Return
                           -----------------------------------------------------------
                             12/96     12/97     12/98     12/99     12/00     12/01

ACTIONPOINT, INC.           $100.00    $69.83    $79.31   $192.25    $28.46    $22.34
S&P MIDCAP 400               100.00    132.25    157.53    180.72    212.36    196.43
S&P MIDCAP 401               100.00    126.09    218.11    381.99    229.38    174.89

The performance graph and all of the material in the reports of the compensation committee and the audit committee of ActionPoint's board of directors which appear elsewhere in this joint proxy statement/prospectus are not deemed filed with the Securities and Exchange Commission, and are not incorporated by reference to any filing of ActionPoint under the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made before or after the date of this joint proxy statement/prospectus and irrespective of any general incorporation language in any such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the ActionPoint common stock as of March 31, 2002, by:

  each person who is known to us to own beneficially more than 5% of the outstanding shares of ActionPoint common stock;
  each ActionPoint director;
  each of the ActionPoint named executive officers; and
  all ActionPoint directors and named executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 4,374,874 shares of ActionPoint common stock outstanding as of March 31, 2002.

                                                 Shares
                                               Beneficially   Beneficially
Name and Address of Beneficial Owner (1)        Owned (2)       Owned
---------------------------------------------  -----------    ---------
5% Stockholders
Dimensional Fund Advisors....................     371,600          8.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

Directors and Named Executive Officers
Stephen S. Francis (3).......................     340,609          7.4%
Kimra D. Hawley (4)..........................     649,274         13.6%
Matthew Albanese (5).........................     155,553          3.4%
Patrick L. Edsell............................           0             *
Joseph Falk (6)..............................      38,112             *
John Finegan (7).............................     218,648          4.8%
Daniel D. Tompkins (8).......................      73,500          1.7%
Johannes P. Schmidt (9)......................     291,329          6.3%
David Sharp (10).............................      49,564          1.1%
Bruce Silver (11)............................      17,100             *
John R. Stetak (12)..........................     113,772          2.5%
Thomas T. van Overbeek (13)..................     649,274         13.6%
James Vickers................................           0             *
All current directors and executive
   officers as a group (12 persons) (14).....   1,947,461         33.7%

___________________

* Less than 1% of the outstanding ActionPoint common stock.

  Unless otherwise indicated, the address for each "Beneficial Owner" is 1299 Parkmoor Avenue, San Jose, California 95126.
  Unless otherwise indicated below, the persons and entities named in the table above have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are currently exercisable or are exercisable within 60 days of March 31, 2002 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
  Includes 226,250 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002 and 20,780 shares beneficially owned by Mr. Francis' wife.
  Includes 285,250 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002 and 306,449 shares beneficially owned by Mr. van Overbeek, Ms. Hawley's husband.
  Includes 144,064 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002.
  Includes 35,000 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002 and 350 shares beneficially owned by Mr. Falk's wife.
  Includes 203,750 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002.
  Includes 17,500 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002.
  Includes 225,001 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002 and 37,415 shares beneficially owned by Mr. Schmidt's wife.
  Includes 34,463 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002 and 2,130 shares beneficially owned by Mr. Sharp's wife.
  Includes 15,000 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002.
  Includes 100,689 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002 and 3,200 shares beneficially owned by Mr. Stetak's wife.
  Includes 125,000 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002 and 342,825 shares beneficially owned by Ms. Hawley, Mr. van Overbeek's wife.
  Includes 1,411,967 shares purchasable under stock options that are currently exercisable or that will become exercisable within 60 days of March 31, 2002.

Item 13. Certain Relationships and Related Transactions.

Severance Agreements. In connection with the merger of ActionPoint and Captiva, ActionPoint entered into severance agreements with each of Stephen Francis, John Finegan, John Stetak, Matthew Albanese, James Vickers and David Sharp, providing for severance benefits in the event their employment is terminated. These new severance agreements are in addition to the existing severance agreements with each of Stephen Francis, John Finegan, John Stetak and Matthew Albanese. These executive officers will not be entitled to any severance benefits under the existing severance agreements as a result of the merger.

Separation and Release Agreements. In June 2001, ActionPoint entered into a separation and release agreement with Kimra Hawley. The terms of the agreement provide that ActionPoint will reimburse Ms. Hawley for monthly premiums paid under COBRA so long as Ms. Hawley remains eligible under COBRA rules. Ms. Hawley agreed to release ActionPoint from any and all claims arising or relating to her employment with ActionPoint and to surrender vested options to purchase up to 72,500 shares of ActionPoint common stock.

In October 2001, ActionPoint entered into a separation and release agreement with Joseph Falk. Pursuant to the agreement, Mr. Falk received a lump sum payment of $130,000. In addition, options to purchase 35,000 shares of ActionPoint common stock held by Mr. Falk were accelerated and became fully vested, and the exercise date for those options was extended to September 30, 2002. Mr. Falk agreed to release ActionPoint from any and all claims arising from or relating to his employment with ActionPoint.

Employment Agreement with Johannes Schmidt. In June 2001, ActionPoint entered into an employment agreement with Johannes Schmidt to convert his full- time employment status to part-time for a term of not less than three months. During this term, Mr. Schmidt will serve as chief technologist for ActionPoint and, in exchange for such services, Mr. Schmidt will receive an annual salary of $110,187.48 and be eligible to receive a bonus equal to 35% of his annual salary. Mr. Schmidt agreed to surrender his vested options to purchase up to 115,000 shares of ActionPoint common stock.

Options Regrants. In connection with an option exchange program, John Finegan, John Stetak and Matthew Albanese tendered to ActionPoint options exercisable for 446,771 shares of ActionPoint common stock in the aggregate at various exercise prices. The tendered options were canceled on August 31, 2001 and the same aggregate number of replacement options was granted to these executive officers on March 2, 2002 at an exercise price of $2.43 per share, the then market price for shares of Action Point common stock.

Novus Ventures. As a result of the merger of ActionPoint and Captiva, Novus Ventures, L.P. will receive approximately 181,706 shares of ActionPoint common stock. Thomas van Overbeek, Kimra Hawley and Daniel Tompkins, each a director of ActionPoint, are beneficial owners of shares of Captiva preferred stock held by Novus Ventures. Messrs. van Overbeek and Tompkins are general partners of Novus Ventures, and Ms. Hawley is married to Mr. van Overbeek.

Enterprise Partners. Patrick Edsell serves as a director and the chief executive officer of Gigabit Optics Corporation, an early-stage venture capital- backed company. A limited partnership that is affiliated with Enterprise Partners III, L.P. owns approximately 19.9% of Gigabit and has a representative on the Gigabit board of directors. Enterprise Partners III, L.P. will beneficially own approximately 6.6% of Captiva's common stock immediately prior to the merger of ActionPoint and Captiva.

Indemnification of Directors and Officers. Pursuant to its certificate of incorporation, ActionPoint limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by Delaware law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission. In addition, the bylaws of ActionPoint require that ActionPoint indemnify its directors and officers to the fullest extent permitted by Delaware law, including circumstances in which indemnification is otherwise discretionary under Delaware law. ActionPoint has entered into indemnification agreements with its officers and directors containing provisions that may require ActionPoint, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

  Subsequent Event

On March 4, 2002, the Company entered into a merger agreement with Captiva Software Corporation ("Captiva"), a privately- held company that provides forms processing software products and services. Pursuant to the merger agreement, Captiva will become a wholly-owned subsidiary of the Company and the Company will change its name to Captiva Software Corporation. The merger is subject to necessary approvals from the stockholders of both companies and is expected to be completed in the third quarter of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2002.

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
/s/ Stephen Francis            President, Chief Executive          April 30, 2002
--------------------------     Officer and Director
    Stephen Francis            (Principal Executive Officer)

/s/ John Finegan               Chief Financial Officer,            April 30, 2002
--------------------------     Secretary and Director
    John Finegan               (Principal Financial and Accounting
                               Officer)

           *                   Chairman of the Board               April 30, 2002
--------------------------     of Directors
    Kimra Hawley

           *                   Director                            April 30, 2002
--------------------------
    Thomas T. van Overbeek

           *                  Director                             April 30, 2002
--------------------------
    Daniel Tompkins

           *                  Director                             April 30, 2002
--------------------------
    Bruce Silver

           *                  Director                             April 30, 2002
--------------------------
    Patrick Edsell

*  /s/ Stephen Francis
--------------------------
   Per Power of Attorney

EXHIBIT INDEX

Exhibit
Number      Description
----------- -----------------------------------------------------------------
2.1*         Agreement and Plan of Merger and Reorganization dated March 4, 2002 by and among the registrant, Condor Merger Corp. and Captiva Software Corporation.
2.2*+        Amendment to Agreement and Plan of Merger and Reorganization dated April 16, 2002 by and among the registrant, Condor Merger Corp. and Captiva Software Corporation.
3.1**        Amended and Restated Certificate of Incorporation of the registrant.
3.2***       Bylaws of the registrant.
4.1          Reference is made to Exhibits 3.1 and 3.2.
4.2**        Form of Investor Rights Agreement dated August 27, 1993 by and among the registrant and the investors identified therein.
4.3+         Rights Agreement dated September 9, 1997.
4.4++        Amendment to Rights Agreement dated October 5, 2001 by and among the registrant, Fleet
             National Bank and EquiServe Trust Company, N.A.
4.5*         Second Amendment to Rights Agreement dated March 4, 2002 between the registrant and
             EquiServe Trust Company, N.A.
10.1**       Form of indemnification agreement entered into between the registrant and its directors and executive officers.
10.2**       Form of the registrant's Amended and Restated 1993 Stock Option/Stock Issuance Plan.
10.3+++      Form of the registrant's 1999 Stock Plan.
10.4+++      Form of the registrant's Amended and Restated 1998 Employee Stock Purchase Plan.
10.5*+       Form of proposed Amended and Restated 1998 Employee Stock Purchase Plan.
10.6++       Form of Severance Agreement between the registrant and certain of its executive officers.
10.7++       Form of Severance Agreement between the registrant and certain of its executive officers in connection with the merger of the registrant and Captiva Software Corporation.
10.8*        Form of Voting Agreement between each of the registrant's executive officers and directors and Captiva Software Corporation.
10.9*        Form of Voting Agreement between each of the Captiva Software Corporation's executive officers and directors and the registrant.
10.10++      Form of lock-up agreement from each of the registrant's executive officers and directors.
10.11*+      Form of lock-up agreement from each of the executive officers, directors and certain affiliates and stockholders of Captiva Software Corporation.
10.12*+      Employment offer letter from ActionPoint, Inc. to Rick Russo dated March 4, 2002.
10.13*+      Employment offer letter from ActionPoint, Inc. to Reynolds Bish dated March 4, 2002.
10.14*+       Amendment No. 1 to the registrant's Amended and Restated 1993 Stock Option/Stock
             Issuance Plan.
10.15+++      The registrant's lease for property at 1299 Parkmoor Ave., San Jose, CA.
21.1*+        Subsidiaries of the registrant.
23.1         Consent of PricewaterhouseCoopers LLP, Independent Accountants for the registrant.

____________________________________

*    Incorporated by reference to an exhibit to the registrant's current report on Form 8-K filed on
     March 20, 2002.
**   Incorporated by reference to an exhibit to the registrant's registration statement on Form S-1, as amended (Registration No. 33-66142).
***  Incorporated by reference to an exhibit to the registrant's current report on Form 8-K filed on September 24, 1997.
+    Incorporated by reference to an exhibit to the registrant's registration statement on Form 8-A filed on September 10, 1997.
++   Incorporated by reference to an exhibit to the registrant's annual report on Form 10-K filed on March 29, 2002.
+++  Incorporated by reference to an exhibit to the registrant's annual report on Form 10-K filed on
     April 2, 2001.
*+    Incorporated by reference to an exhibit to the registrant's registration statement on Form S-4
     (Registration No. 333-87106).