Form 10-Q
period 2002-03-31
ACTIONPOINT INC
filed 2002-05-16
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 2002: 4,374,874

ACTIONPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002
Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	**

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001	**

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001	**

Notes to the Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Securities Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature Page	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIONPOINT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED - IN THOUSANDS)

                                             March 31,    December 31,
                                               2002           2001
                                           -------------  -----------

                       ASSETS
Current assets:
  Cash and cash equivalents ...............      $8,028       $8,325
  Accounts receivable, net.................       4,007        4,845
  Other current assets.....................       1,032          935
                                           -------------  -----------
    Total current assets...................      13,067       14,105

Property and equipment, net................         682          808
Other assets...............................         315          415
                                           -------------  -----------
                                                $14,064      $15,328
                                           =============  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................        $367         $440
  Deferred revenue.........................       3,175        3,400
  Accrued liabilities......................       1,372        2,166
                                           -------------  -----------
    Total current liabilities..............       4,914        6,006

Long term deferred revenue.................         837          989
Other long term liabilities                         139          176
                                           -------------  -----------
Total liabilities..........................       5,890        7,171
                                           -------------  -----------
Stockholders' equity:
  Common stock.............................          44           44
  Paid-in capital..........................      10,130       10,130
  Accumulated deficit......................      (2,000)      (2,017)
                                           -------------  -----------
    Stockholders' equity...................       8,174        8,157
                                           -------------  -----------
                                                $14,064      $15,328
                                           =============  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

ACTIONPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

                                         Three Months Ended
                                            March 31,
                                        -------------------
                                           2002      2001
                                        --------- ---------
Net revenues:
  License..............................   $3,797    $4,935
  Service..............................    1,995     1,660
                                        --------- ---------
Total revenues.........................    5,792     6,595

Cost of revenues:
  License..............................      218       175
  Service..............................      692       854
                                        --------- ---------
Cost of revenues.......................      910     1,029
                                        --------- ---------
Gross profit                               4,882     5,566
                                        --------- ---------
Research and development...............    1,241     1,683
Sales and marketing....................    2,996     3,293
General and administrative.............      641       940
                                        --------- ---------
Operating profit (loss)................        4      (350)
Interest and other income..............       13        35
                                        --------- ---------
Income (loss) before provision
   for income taxes....................       17      (315)
Provision for income taxes.............       --        --
                                        --------- ---------
Net income (loss)......................      $17     ($315)
                                        ========= =========

Basic and diluted EPS:
 Net income (loss).....................    $0.00    ($0.07)
                                        ========= =========

Shares used in  EPS calculations: .....    4,375     4,275
                                        ========= =========

The accompanying notes are an integral part of these condensed consolidated financial statements

ACTIONPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED - IN THOUSANDS)

                                                             Three Months Ended
                                                                   March 31
                                                           -------------------
                                                              2002      2001
                                                           --------- ---------
Cash flows from operating activities:
 Net income (loss)........................................      $17     ($315)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization..........................      164       218
   Provision for doubtful accounts receivables............       (1)      (40)
 Change in assets and liabilities:
    Accounts receivable...................................      839     3,238
    Other assets..........................................        3       570
    Accounts payable......................................      (73)      (82)
    Deferred revenue......................................     (377)     (164)
    Accrued and other long term liabilities...............     (831)   (1,657)
                                                           --------- ---------
    Net cash provided by (used in) operating activities.       (259)    1,768
                                                           --------- ---------
Cash flows from investing activities:
 Property and equipment additions.........................      (38)      (70)
                                                           --------- ---------
    Net cash used in investing activities.................      (38)      (70)
                                                           --------- ---------
Cash flows from financing activities:
  Proceeds from the exercise of stock options.............       --         7
                                                           --------- ---------
    Net cash provided by financing activities.............       --         7
                                                           --------- ---------
Net increase (decrease) in cash and cash equivalents......     (297)    1,705

Cash and cash equivalents at beginning of period..........    8,325     2,242
                                                           --------- ---------
Cash and cash equivalents at end of period................   $8,028    $3,947
                                                           ========= =========

The accompanying notes are an integral part of these consolidated condensed financial statements

ACTIONPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PREPARATION:

Interim Unaudited Financial Information:

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2001 balance sheet data was derived from audited financial statements contained in the company's 2001 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited financial statements for the three month periods ended March 31, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

On March 4, 2002, the company entered into a merger agreement with Captiva Software Corporation, a privately held company that provides forms processing software products and services. Pursuant to the merger agreement, Captiva will become a wholly owned subsidiary of ActionPoint and the company will change its name to Captiva Software Corporation. The merger is subject to necessary approvals from the stockholders of both companies and is expected to be completed late in the second quarter or early in the third quarter of 2002. In connection with the merger, the company filed a registration statement with the SEC on Form S-4, on April 26, 2002, which includes additional information about the merger and the merger agreement.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

In October 2001, the FASB issued Statement of Financial Accounting Standards 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The company adopted the provisions of SFAS 144 on January 1, 2002. The adoption of SFAS 144 had no impact on the company's financial position or results of operations.

In the first quarter of 2002, the company adopted Emerging Issues Task Force (EITF) Issue No. 00-14, Accounting for Certain Sales Incentives, EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, EITF Issue No. 00-22, Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future and EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products which all address certain aspects of sales incentives. The adoption of these EITF's did not have a material impact on the company's financial statements. Also in the first quarter of 2002, we adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. The adoption of this EITF did not have a material impact on the company's financial statements.

3. LIQUIDITY:

For the year ended December 31, 2001, the company incurred a net loss of $1.9 million but generated positive cash flows from operating activities of $859,000 as a result of the sale of the Dialog Server product line and other cost reduction measures. For the quarter ended March 31, 2002, the company generated a net income of $17,000 but used cash in operating activities of $259,000 for payment of outside advisory costs and expenses such as legal, accounting and investment banking associated with the pending merger with Captiva. At March 31, 2002, the company had cash and cash equivalents of $8.0 million.

Management has taken other steps over the past several quarters to reduce operating expenditures. In the event that such measures are not sufficient to meet the company's obligations, the company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the company, which, as a result, could have a material adverse effect on the company's business, operating results and financial condition.

4. SALE OF THE DIALOG SERVER PRODUCT LINE:

The company sold its Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock. The company recognized a pretax gain of approximately $4.6 million in the three and six-month periods ended June 30, 2001. The Chordiant common stock was valued at $3 per share at the transaction date. Of these proceeds, $637,000 in cash remains in escrow at March 31, 2002 pursuant to the asset sale agreement and is not reflected as an asset at March 31, 2002. Final settlement to the escrow agreement is expected in May 2002.

5. COMPUTATION OF NET INCOME (LOSS) PER SHARE:

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

                            ACTIONPOINT, INC.
                    COMPUTATION OF EARNINGS PER SHARE
                                (UNAUDITED)
                 (In thousands, except per share amounts)

                                     Three Months Ended
                                        March 31,
                                    -------------------
                                       2002      2001
                                    --------- ---------

Net income (loss)..................      $17     ($315)

Shares used in basic and diluted
 EPS calculation...................    4,375     4,275

Basic and diluted EPS..............    $0.00    ($0.07)

At March 31 2001, 1,837,841 options outstanding were not included in the computation of diluted EPS because the company incurred a net loss.

6. STOCK OPTION EXCHANGE PROGRAM:

On August 3, 2001, the company's Board of Directors approved a stock option exchange program (the "Exchange Program"). Under the Exchange Program, employees were given the opportunity to exchange one or more stock options previously granted to them in exchange for a promise to receive one or more new stock options to be granted at least six months and a day after the old options were cancelled provided the individual is still employed or providing service on such date. The participation deadline for this Exchange Program was August 31, 2001. The new options have the same vesting start date as the old options and are immediately exercisable as to the vested shares when granted. In total, 1,137,629 stock options were returned to the company and cancelled as a result of this Exchange Program at a weighted average exercise price per share of $6.87. On March 2, 2002, 1,137,629 stock options were issued under the Exchange Program at an exercise price of $2.43 per share.

7. SEGMENTS AND GEOGRAPHIC REPORTING:

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

The following table presents revenue from external customers by geographic area for quarters ended March 31, 2002 and 2001, respectively.

                                       Three Months Ended
                                          March 31,
                                    -------------------
                                        2002      2001
                                    --------- ---------
United States.....................    $3,475    $4,682
 % of total.......................        60%       71%

International.....................    $2,317    $1,913
 % of total.......................        40%       29%

-------------------------------------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:

The company develops, markets and services information capture software. Information capture software enables organizations to collect, organize and input paper and fax-based information into their installed computing systems, providing a critical bridge between the paper world and the digital world. ActionPoint customers have traditionally been large ("global 1000") businesses and governmental agencies that use InputAccel software to convert transaction-related documents, such as order forms, claim forms, or loan applications, into an appropriate electronic format and to transport images of and information from these documents to storage on Web sites, compact disks, or internal databases for subsequent search, retrieval or further processing. Additionally, the company markets software tools under the Pixel Translations brand to various hardware and software providers.

On March 4, 2002, the company entered into a merger agreement with Captiva Software Corporation, a privately held company that provides forms processing software products and services. Pursuant to the merger agreement, Captiva will become a wholly owned subsidiary of ActionPoint and the company will change its name to Captiva Software Corporation. The merger is subject to necessary approvals from the stockholders of both companies and is expected to be completed late in the second quarter or early in the third quarter of 2002. In connection with the merger, the company filed a registration statement with the SEC on Form S-4, on April 26, 2002, which includes additional information about the merger and the merger agreement.

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

Revenues

The company's license revenues decreased 23% in the first quarter of 2002 to $3.8 million from $4.9 million in the first quarter of 2001. As a percent of total revenue, licenses accounted for 66% and 75% for the first quarter of 2002 and 2001 respectively. The decrease in license revenue is due in part to a weak economy, which led to extended sales cycles and general slowdowns in IT spending.

The company's service revenues increased 20% in the first quarter of 2002 to $2.0 million from $1.7 million in the first quarter of 2001. As a percent of total revenue, services accounted for 34% and 25% for the first quarter of 2002 and 2001 respectively. The increase in service revenues both in absolute and percentage terms was attributable primarily to a larger installed base of customers purchasing annual software maintenance. The company expects revenues from maintenance and services to continue to increase as a percentage of overall revenues.

Gross Profit

Gross profit decreased 12% for the first quarter of 2002 to $4.9 million from $5.6 million for the first quarter of 2001. The decrease in gross profit for the first quarter of 2002 is due primarily to the corresponding decrease in license revenues.

Gross profit as a percentage of revenue remained unchanged at 84% for the first quarter of 2002 and 2001, respectively.

Research and Development

Research and development expenses decreased 26% in the first quarter of 2002 to $1.2 million from $1.7 million in the first quarter of 2001. The decrease is largely related to the sale of the Dialog Server product line in May 2001, as substantial development expenses were incurred for this product line in the first quarter of 2001.

As a percent of revenue, research and development expenses decreased to 21% for the first quarter of 2002 from 26% in the first quarter of 2001. The company expects research and development expenses to remain materially unchanged in the short term.

Sales and Marketing

Sales and marketing expenses decreased 9% in the first quarter of 2002 to $3.0 million from $3.3 million in the first quarter of 2001. The decrease is largely related to reductions in programmatic and product marketing expenses incurred in 2001 for the launch of the recently sold Dialog Server product line.

As a percent of revenue, sales and marketing expenses increased to 52% for the first quarter of 2002, from 50% in the first quarter of 2001. The company expects sales and marketing expenses to remain materially unchanged in the short term.

General and administrative

General and administrative expenses decreased 32% for the first quarter of 2002 to $641,000 from $940,000 in the first quarter of 2001. The decrease is largely due to a reduction in professional fees and expenses incurred in the first quarter of 2001 in conjunction with various strategic initiatives.

As a percentage of revenue, general and administrative expenses decreased to 11% for the first quarter of 2002, from 14% for the first quarter of 2001. The company expects general and administrative expenses to remain materially unchanged in the short term.

Provision for Income Taxes

No tax provision was made for the first quarter of 2002 due to the company's net operating loss carryforwards. The income tax benefit for the loss in the first quarter of 2001 was offset by an increase to the valuation allowance.

Sale of the Dialog Server product line

ActionPoint sold its Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock. The company recognized a pretax gain of approximately $4.6 million in the three and six-month periods ended June 30, 2001. The Chordiant common stock was valued at $3 per share at the transaction date. Of these proceeds, $637,000 in cash remains in escrow at March 31, 2002 pursuant to the asset sale agreement and will be released in May 2002.

Liquidity and Capital Resources

At March 31, 2002, the company had cash and cash equivalents of $8.0 million, compared to $8.3 million at December 31, 2001.

Net cash used in operating activities was $259,000 in the first three months of 2002 compared to net cash provided by operating activities of $1.8 million in the first three months of 2001. The net cash used in operating activities in the first three months of 2002 is the payment of outside advisory costs and expenses such as legal, accounting and investment banking associated with the pending merger with Captiva. The net cash provided by operating activities in the first three months of 2001 is primarily due to a larger reduction in accounts receivable partially offset by a larger decrease in accrued and other long-term liabilities.

Net cash used in investing activities was $38,000 and $70,000 exclusively for additions to property and equipment in the first three months of 2002 and 2001, respectively.

Net cash provided by financing activities was $7,000 for the first three months of 2001 from the proceeds of exercises of employee stock options.

The company's principal sources of liquidity are cash and cash equivalents on hand, as well as cash flows from operations. Although the transaction and other expenses associated with the pending merger with Captiva will reduce cash, negative cash flows from operations for the most recent two quarters ended March 31, 2002 have been been reduced substantially such that the company believes that its cash and cash equivalents and cash flows from operations will be sufficient to meet the company's liquidity and capital requirements for at least the next 12 months. The company may, however, seek additional equity or debt financing to fund further expansion. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the company and would not be dilutive.

Merger

On March 4, 2002, the company entered into a merger agreement with Captiva Software Corporation, a privately held company that provides forms processing software products and services. Pursuant to the merger agreement, Captiva will become a wholly owned subsidiary of ActionPoint and the company will change its name to Captiva Software Corporation. The merger is subject to necessary approvals from the stockholders of both companies and is expected to be completed late in the second quarter or early in the third quarter of 2002. On April 26, 2002, the company filed a registration statement with the SEC on Form S-4, which included additional information about the merger and the merger agreement.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement of Financial Accounting Standards 144 supercedes SFAS 121, "Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The company adopted the provisions of SFAS 144 on January 1, 2002. The adoption of SFAS 144 had no impact on the company's financial position or results of operations.

RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating ActionPoint and its business.

Assuming the required approvals, ActionPoint and Captiva Software Corporation will merge during 2002. While the risks associated with the merger and the resulting combined company (referred to herein as the combined company) that are relevant to this filing are included below, more comprehensive information can be found in ActionPoint's other reports on file with the Securities and Exchange Commission, including ActionPoint's registration statement on Form S-4 filed on April 26, 2002 as may be amended from time to time.

Risks Related to ActionPoint's Financial Results

ActionPoint has incurred substantial losses in the past, and may incur additional losses in the future. The combined company will not be successful until it reverses this trend.

Although ActionPoint recorded net income of $17,000 for the first quarter ended March 31, 2002, it incurred losses of $1.9 million for the year ended December 31, 2001. In recent periods ActionPoint and Captiva have not consistently generated positive cash flows from operations. Even if the combined company achieves profitability, given the competitive and evolving nature of the industry in which it will operate, the combined company may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, the combined company will need to generate higher revenues while containing costs and operating expenses to become and remain profitable. The failure to do so may cause the stock price of the combined company to decline.

Because of the unpredictability of operating results from ActionPoint's products, the company may not accurately forecast revenues or match expenses to revenues, which could harm ActionPoint's quarterly operating results and cause volatility or declines in its stock price.

ActionPoint's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors, including:

    the introduction of new or enhanced products;

    fluctuations in the size and timing of significant orders;

    uncertainty in the budgeting cycles of customers; and

    possible delays in recognizing licensing revenues and the trend within the software industry for a large portion of orders to be booked late in a calendar quarter.

ActionPoint operates with virtually no order backlog because the company's software products are shipped shortly after orders are received. That makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, ActionPoint obtains a significant portion of revenues from indirect sales channels over which it has little control. Moreover, expense levels are based to a significant extent on ActionPoint's expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, ActionPoint's operating results are likely to be harmed because only small portions of the company's expenses vary with revenues.

Also, in recent years, ActionPoint has had relatively stronger demand for its products during the quarter ending December 31 and relatively weaker demand in the quarter ending March 31. ActionPoint believes that adjusting for the negative impact in late 1999 caused by Year 2000 concerns, this pattern will continue. This seasonality makes it more difficult to forecast quarterly revenues. Therefore, it is likely that in some future quarter operating results will fall below expectations and as a result, the price of ActionPoint's common stock may be harmed.

As a result of these factors, ActionPoint believes that quarter-to-quarter comparisons of revenue, expenses and operating results are likely to vary significantly in the future and that period-to-period comparisons of operating results are not necessarily meaningful. In any event, such comparisons should not be relied upon as indications of ActionPoint's future performance. In addition, ActionPoint's operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, ActionPoint could experience an immediate and significant decline in the trading price of its stock.

Risks Related to the Merger with Captiva

If ActionPoint and Captiva cannot successfully integrate their respective existing business operations, the combined company may not achieve the anticipated benefits of the merger.

Integrating Captiva and ActionPoint involves a number of risks, including:

    the difficulties of the potential introduction of new or enhanced products;

    the diversion of management's attention from ongoing operations;

    the difficulties and expenses in combining the operations, technology and systems of the two companies;

    the difficulties in integrating the companies' key revenue-generating products and/or services in a way that would be accepted in the market;

    the difficulties in the creation and maintenance of uniform standards, controls, procedures and policies;

    the different geographic locations of the principal operations of ActionPoint and Captiva; and

    the challenges in keeping and attracting customers.

Importantly, Captiva has never operated as a publicly-held company and will now be subject to rigorous disclosure and reporting obligations. Further, the process of combining the companies could create uncertainty among employees about their future roles with the combined company, thereby negatively affecting employee morale. This uncertainty may adversely affect the ability of the combined company to retain some of its key employees after the merger.

If the combined company is to realize the anticipated benefits of the merger, the operations of Captiva and ActionPoint must be integrated and combined efficiently and effectively. There can be no assurance that the integration will be successful, or that the anticipated benefits of the merger will be realized.

To manage its expected growth and expansion, the combined company needs to continue to improve and implement financial and managerial controls and continue to improve its reporting systems and procedures. If the combined company is unable to do so successfully, it may not be able to manage growth effectively and its operating results would be harmed.

The combined company's expected growth will place a significant strain on its management, information systems and resources. In order to manage this growth effectively, the combined company will need to continue to improve its financial and managerial controls and reporting systems and procedures. Any inability of the combined company's management to integrate employees, products, technology advances and customer service into operations and to eliminate unnecessary duplication may have a materially adverse effect on its business, financial condition and results of operations.

Failure to complete the merger could negatively affect ActionPoint's operating results and its ability to enter into alternative transactions.

If the merger is not completed for any reason, ActionPoint may experience a number of adverse consequences, including the following:

    the price of ActionPoint common stock may decline to the extent that the current market price of ActionPoint common stock reflects a market assumption that the merger will be completed;

    an adverse reaction from investors and potential investors of both companies may reduce future financing opportunities;

    the parties' costs related to the merger, including legal and accounting fees, must be paid even if the merger is not completed; and

    either party may be obligated to pay the expenses of the other party, up to $350,000, if the merger agreement is terminated for certain reasons.

If the merger agreement is terminated and Captiva or ActionPoint decides to seek another merger or business combination, there can be no assurance that it will be able to find a suitable partner at an attractive price. In addition, while the merger agreement is in effect, each of ActionPoint and Captiva is prohibited from soliciting, initiating or encouraging or entering into extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party. As a result of this prohibition, each company will be precluded from seeking other potential transactions and, should the merger not occur, may lose an opportunity for a transaction with another potential partner at a favorable price.

The merger could harm key third party relationships.

The present and potential relationships of ActionPoint and Captiva with customers and other third parties with whom they have relationships may be harmed by the merger. Uncertainties following the merger may cause these parties to delay decisions regarding these relationships. Any changes in these relationships could harm the combined company's business. In addition, customers of Captiva and ActionPoint and other third parties may, in response to the announcement of the merger, delay or defer decisions concerning Captiva or ActionPoint. Captiva or ActionPoint could experience a decrease in expected revenue as a consequence of uncertainties associated with the merger. Any delay or deferral in those decisions by customers of Captiva and ActionPoint or other third parties could have a material adverse effect on the business of the combined company.

Issuance of additional shares of ActionPoint common stock may reduce the combined company's share price.

At the closing of the merger, ActionPoint estimates that up to 4,347,873 shares of ActionPoint common stock will be issued to Captiva stockholders or be required to be issued in the future pursuant to warrants. Up to an additional 2,265,000 shares of ActionPoint common stock will be issuable to Captiva optionholders in connection with the assumption of their options by ActionPoint. The issuance of the additional ActionPoint common stock as a result of the merger will reduce ActionPoint's earnings per share, if any. This dilution could reduce the market price of ActionPoint common stock unless and until the combined company achieves revenue growth or cost savings and other business economies sufficient to offset the effect of this issuance. There can be no assurance that the combined company will achieve revenue growth, cost savings or other business economies, or that you will achieve greater returns as a stockholder of the combined company than as a stockholder of ActionPoint or a stockholder of Captiva.

The possible termination of employment by the combined company's executive officers following the merger may prevent the combined company from achieving the anticipated benefits of the merger.

The merger of ActionPoint and Captiva will be followed by a period of integration and transition. This process may result in the loss of members of the management team of the combined company. Any changes in the management team of the combined company prior to the time when ActionPoint's and Captiva's businesses are fully integrated could make it significantly more difficult to integrate the critical functions of these two businesses and create a combined company that can compete effectively against other information capture software providers.

Also, as a result of the merger, each of ActionPoint's executive officers, Stephen Francis, John Finegan, James Vickers, John Stetak, David Sharp and Matthew Albanese, may be entitled to significant severance benefits if they resign or if their employment is terminated under certain circumstances after the merger. Mr. Francis may be entitled to resign and collect severance payments as soon as one month after the merger and the other executive officers may be entitled to resign and collect severance payments as soon as three months following the merger, if they have suffered a material reduction in their authority or responsibility. In addition, Reynolds Bish, Rick Russo, Steven Burton and Blaine Owens are employees at will and may terminate their employment at any time.

Merger-related charges against earnings will reduce the combined company's earnings, if any, in the quarter in which the merger is consummated and during the post-merger integration period.

ActionPoint expects to incur charges of approximately $1.1 million in outside costs, including legal, accounting and financial advisory fees. These costs may be higher than anticipated. In addition, the combined company may incur other additional integration costs associated with the merger, including the payment of employee severance benefits. Some of these nonrecurring costs will be charged to operations in the fiscal quarter in which the merger is consummated, thereby increasing expenses for such quarter, while others will be expensed as incurred during the post-merger integration period.

Accounting charges resulting from the merger will have a negative effect on earnings over future quarters.

The merger will result in approximately $19 million of intangible assets being recorded on the books of the combined company. Of this amount, up to approximately $9 million will be amortized to cost of revenues and operating expenses over the next five years. In addition, a deferred compensation charge may be recorded by the combined company based upon the excess of the ActionPoint stock price at the effective date of the merger over the exercise price of the unvested Captiva options assumed by Action Point. This charge will be amortized to operating expenses over the remaining vesting period of the applicable options. The non-cash charges related to these items will negatively affect earnings during the amortization period, which could have a negative effect on the stock price of the combined company.

Captiva's liabilities, including outstanding bank debt of approximately $2.5 million and promissory notes in the principal amount of up to approximately $2.0 million, will have a considerable negative impact on the balance sheet of the combined company.

Captiva's liabilities exceed its assets. As a result of the merger, the balance sheet of the combined company will be weaker than that of ActionPoint alone. This may impair the combined company's future ability to obtain debt or equity financing in the capital markets. The failure to obtain necessary debt or equity financing will adversely affect financial operations and cause the market price of the combined company's common stock to decline.

The combined company may be unable to meet its future capital requirements.

The combined company cannot be certain that financing will be available to it on favorable terms when required, or at all. If the combined company raises funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of its common stock and its stockholders may experience dilution. The combined company will require substantial working capital to fund its business. Each of ActionPoint and Captiva has frequently experienced negative cash flows from operations in the past, and the combined company may experience negative cash flow from operations in the future.

Executive officers and directors of the combined company, and entities affiliated with them, will have substantial control over the combined company, which could delay or prevent a change in the corporate control favored by its other stockholders.

Following the merger, the combined company's executive officers and directors, and entities affiliated with them, will beneficially own approximately 35% of the combined company's common stock. These persons acting together would be able to significantly influence all matters requiring approval by the stockholders of the combined company, including the election of directors and the approval of mergers or other business combination transactions.

Risks Related to the Information Capture Software Industry

If ActionPoint is not able to effectively compete againts other software providers in the information capture software industry, its revenues will not increase and may decrease.

ActionPoint believes competition in the information capture software industry may intensify in the future.

The market for forms processing and document capture QAGQ there are relatively low barriers to entry in the software market, ActionPoint may encounter additional competition from many established and emerging companies. Many of potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than ActionPoint, significantly greater name recognition and a larger installed base of customers. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products than ActionPoint can. There is also a substantial risk that announcements of competing products by potential competitors could result in the delay or postponement of customer orders in anticipation of the introduction of the competitors' new products.

In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. These cooperative relationships may limit ActionPoint's ability to sell its products through particular reseller partners. Accordingly, new competitors or competitive cooperative relationships may emerge and rapidly gain significant market share. ActionPoint also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could harm ActionPoint's revenues and business.

If the market for information capture software does not grow, ActionPoint's revenues may not grow.

The market for information capture software is fragmented and extremely competitive. ActionPoint has spent, and intends to continue to spend, considerable resources educating potential customers about the company's software products and the information capture market generally. ActionPoint's expenditures may fail to achieve any additional degree of market acceptance for its products. The rate at which organizations have adopted ActionPoint's existing products has varied significantly, and the company expects to continue to experience such variations in the future. If the market for ActionPoint's products grows more slowly than the company currently anticipates, its revenues will not grow and its operating results will suffer.

Risks Related to ActionPoint's Business

Significantly all of ActionPoint's revenues are currently derived from sales of its InputAccel product and related software tools, and if demand for these products declines or fails to grow as the company expects, its revenues will be harmed.

ActionPoint derives substantially all of its revenues from the InputAccel product family and Pixtools software tools. Therefore, future operating results depend heavily upon continued and widespread market acceptance for ActionPoint's InputAccel products and enhancements to those products. A decline in the demand for InputAccel products as a result of competition, technological change or other factors, would cause ActionPoint's revenues to suffer.

If ActionPoint is unable to respond in an effective and timely manner to technological change and new products in its industry, the company's revenues and operating results will suffer.

The market for information capture is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. ActionPoint's future success will depend upon its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in ActionPoint's software, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm ActionPoint's operating results and financial condition. ActionPoint has experienced delays in the past in the release of new products and new product enhancements. The company may fail to develop and market on a timely and cost effective basis new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements. ActionPoint may experience difficulties that could delay or prevent the successful development, introduction or marketing of these products or that ActionPoint's new products and product enhancements will achieve market acceptance.

Software defects that are discovered in ActionPoint's products could harm its business by damaging the company's reputation, causing it to lose customers and resulting in significant costs and liabilities.

ActionPoint's software products are complex and may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, ActionPoint has discovered software errors in certain of its new products after their introduction. In addition, ActionPoint's products are combined with complex products developed by other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Defects and errors, or end-user perception of defects and errors, found in current versions, new versions or enhancements of ActionPoint's products after commencement of commercial shipments may result in:

    loss of customers;

    damage to ActionPoint's brand reputation;

    delay in market acceptance of ActionPoint's current and future products;

    diversion of development and engineering resources; and

    legal actions by ActionPoint's customers.

The occurrence of any one or more of these factors could harm ActionPoint's revenues and gross margins.

If ActionPoint cannot manage and expand its international operations, revenues may not increase and the company's business and results of operations would be harmed.

For the three months ended March 31, 2002 and the year ended December 31, 2001, respectively, international sales represented approximately 40% and 30% of ActionPoint's revenues. The company anticipates that for the foreseeable future a significant portion of its revenues will be derived from sources outside North America. In addition, the company intends to continue to expand its sales and support operations internationally. In order to successfully expand international sales, ActionPoint may establish additional foreign operations, expand its international sales channel management and support organizations, hire additional personnel, customize its products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If ActionPoint is unable to do these things in a timely and cost-effective manner, its sales growth internationally, if any, will be limited, and its business, operating results and financial condition would be harmed. Even if ActionPoint is able to successfully expand its international operations, it may not be able to maintain or increase international market demand for its products.

ActionPoint's international operations are generally subject to a number of risks, including:

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

To date, the majority of ActionPoint's revenues and costs have been denominated in U.S. dollars. However, the company expects that in the future an increasing portion of its revenues and costs will be denominated in foreign currencies. Although ActionPoint may undertake foreign exchange hedging transactions to reduce its foreign currency transaction exposure, the company does not currently attempt to eliminate all foreign currency transaction exposure.

ActionPoint's future success is dependent on the services of key management, sales and marketing, technical support and research and development personnel, and those persons' knowledge of ActionPoint's business and technical expertise would be difficult to replace.

ActionPoint's products and technologies are complex, and ActionPoint is substantially dependent upon the continued service of existing key management, sales and marketing, technical support and research and development personnel. Substantially all of these key employees do not have employment agreements individuals are employees "at will" and can resign at any time. Moreover, some of these key employees may be entitled to receive severance benefits upon their termination or resignation. Mergers like that of ActionPoint and Captiva are followed by a period of transition, which often results in changes in key employees. The loss of the services of one or more of these key employees could harm the business of the combined company and slow product development processes or sales and marketing efforts.

If ActionPoint fails to recruit and retain a significant number of qualified technical personnel, it may not be able to develop, introduce or enhance its products on a timely basis.

ActionPoint requires the services of a substantial number of qualified technical support and research and development personnel. The market for these personnel is characterized by intense competition, as well as a high level of employee mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel the company requires. ActionPoint has experienced, and it expects to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If ActionPoint is unable to recruit and retain a sufficient number of technical personnel, it may not be able to complete development of, or upgrade or enhance, its products in a timely manner. Even if the company is able to expand its staff of qualified technical personnel, such expansion may require greater than expected compensation packages that would increase ActionPoint's operating expenses.

If ActionPoint's products fail to perform properly, its customers may assert product liability claims for damages and its reputation and operating results may suffer.

ActionPoint's products are used in connection with critical business functions and may result in significant liability claims if they do not work properly. Limitation of liability provisions included in ActionPoint's license agreements may not sufficiently protect it from product liability claims because of limitations in existing or future laws or unfavorable judicial decisions. Although ActionPoint has not experienced any material product liability claims to date, the sale and support of its products may give rise to claims which may be substantial in light of the use of its products in business-critical applications. Liability claims could require the company to spend significant time and money in litigation or to pay significant damages. Any claims for damages, whether or not successful, could seriously damage ActionPoint's reputation and its business.

ActionPoint depends heavily on service revenues to increase overall revenues, and it may not be able to sustain the existing levels of profitability of this part of its business.

Many ActionPoint customers have entered into service agreements, which make up a portion of the company's revenue. Service revenues represented 34% and 30% of ActionPoint's total revenues for the three months ended March 31, 2002 and year ended December 31, 2001, respectively. The future level of service revenues will depend largely upon ActionPoint's implementation services and ongoing renewals of customer support contracts by the company's growing installed customer base. ActionPoint's implementation revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of its products. In addition, ActionPoint's customer support contracts might not be renewed in the future. Due to the increasing costs of operating a professional services organization, ActionPoint may not be able to sustain profitability in this part of its business in the near future, or ever.

Risks Related to ActionPoint's Product Dependence on Intellectual Property and Use of the Company's Brand

ActionPoint's reliance upon contractual provisions and domestic copyright and trademark laws to protect its proprietary rights may not be sufficient to protect the company's intellectual property from others who may sell similar products.

ActionPoint believes that the steps it has taken to safeguard its intellectual property afford only limited protection. The company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. ActionPoint licenses its software products primarily under license agreements. Competitors may develop technologies that are similar or superior to ActionPoint's technology or design that do not infringe its copyrights and trade secrets, and this could reduce demand for ActionPoint's products. Despite the company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that it regards as proprietary. Policing unauthorized use of ActionPoint's products is difficult, and although the company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem.

In addition, the laws of some foreign countries do not protect ActionPoint's proprietary rights as fully as do the laws of the U.S. In those countries, reverse engineering, unauthorized copying or other misappropriation of ActionPoint's proprietary technology could enable third parties to benefit from its technology without paying ActionPoint for it, which would significantly harm ActionPoint's business.

ActionPoint depends upon software it licenses from third parties, the loss of which could harm its revenues.

ActionPoint relies upon certain software that is licensed from third parties, including software that is integrated with its internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed identified, licensed and integrated. Such delays would materially adversely affect ActionPoint's business, operating results and financial condition.

ActionPoint has invested substantial resources in developing its products and its brand, and the company's operating results would suffer if the company were subject to a protracted infringement claim or one with a significant damage award.

Substantial litigation regarding intellectual property rights and brand names exists in the information capture industry. ActionPoint expects that software product developers increasingly will be subject to infringement claims as the number of products and competitors in its industry segment grows and the functionality of products in different industry segments overlaps. ActionPoint is not aware that any of its products infringe any proprietary rights of third parties. However, third parties, some with far greater financial resources than ActionPoint, may claim infringement by ActionPoint's products of their intellectual property rights. Any such claims, with or without merit, could:

    be time consuming to defend;

    result in costly litigation;

    divert management's attention and resources;

    cause product shipment delays; or

    require the company to enter into royalty or licensing agreements.

If ActionPoint is required to enter into royalty or licensing agreements to resolve an infringement claim, it may not be able to enter into these agreements on terms acceptable to it, if at all. A successful claim of product infringement against ActionPoint or the company's failure or inability to either license the infringed or similar technology or develop alternative technology on a timely basis, may harm its operating results, and its financial condition could be harmed because it would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

Risks Related to the Market for ActionPoint's Common Stock and its Business

ActionPoint experiences volatility in its share price, and investors may not be able to resell shares of ActionPoint's common stock at or above the purchase price.

The market price of ActionPoint's common stock has historically varied from time to time. An investor in shares of the company's common stock may not be able to resell those shares at or above the price paid. ActionPoint's common stock price may fluctuate significantly in the future due to:

    any deviations in the company's revenues, gross margins or net losses from levels expected by securities analysts;

    changes in financial estimates by securities analysts;

    changes in market valuations of other information capture software companies; and

    ActionPoint's future sales of common stock or other securities.

In addition, The Nasdaq National Market has experienced extreme volatility in recent years that has often been unrelated to the performance of particular companies. Future market fluctuations may cause ActionPoint's stock price to fall regardless of the company's performance.

If the common stock price of ActionPoint or, following the merger, of the combined company, drops below $1.00, it could result in the delisting of the company's stock on The Nasdaq National Market or the need to complete a reverse stock split. The loss of the company's listing on The Nasdaq National Market would also complicate compliance with state blue-sky laws.

Provisions of ActionPoint's charter documents, Delaware law and ActionPoint's rights plan may have anti-takeover effects that could discourage or prevent a change in control, which may suppress the company's stock price or cause it to decline.

Provisions of ActionPoint's certificate of incorporation and bylaws and a rights plan adopted by the company's board of directors may discourage, delay or prevent a merger or acquisition that ActionPoint's common stockholders may consider favorable. Provisions of ActionPoint's Certificate of Incorporation and bylaws:

    prohibit cumulative voting in the election of directors;

    eliminate the ability of stockholders to call special meetings; and

    establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

The rights granted pursuant to the rights agreement entered into as part of the company's rights plan have anti-takeover effects. The rights may cause substantial dilution to a person or group that attempts to acquire ActionPoint on terms that the company's board of directors determines are not in the best interests of its stockholders. Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with ActionPoint, which may cause the market price of the company's common stock to decline.

Item 3- Quantitative and Qualitative Disclosures About Market Risk.

The company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The company maintains an investment policy, which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of March 31, 2002, the company had $8.0 million of cash and cash equivalents.

The company does not currently transact any significant portion of its business in functional currencies other than the United States dollar. To the extent that it continues to transact its business using the United States dollar as its functional currency, the company does not believe that the fluctuations in foreign currency exchange rates will have a material adverse effect on the company's results of operations or cash flows.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders - Not Applicable

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

10.5+++      The registrant's lease for property at 1299 Parkmoor Ave., San Jose, CA.
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
10.15*+      Form of proposed Amended and Restated 1998 Employee Stock Purchase Plan.

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

  Reports on Form 8-K - filed on March 20, 2002 related to the merger announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIONPOINT, INC.

(Registrant)
Dated: May 15, 2002

By:	/s/ STEPHEN FRANCIS

Stephen Francis
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ JOHN FINEGAN

John Finegan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)