Form 10-K/A
period 2001-12-31
ACTIONPOINT INC
filed 2002-06-05
CIK 909276

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

On March 4, 2002, we entered into a merger agreement with Captiva Software Corporation, a privately held company that provides forms processing software products and services. Pursuant to the merger agreement, Captiva will become a wholly owned subsidiary and we will change our name to Captiva Software Corporation. The merger is subject to necessary approvals from the stockholders of both companies and is expected to be completed in the third quarter of 2002. In connection with the merger, we have filed a registration statement with the SEC on Form S-4, which includes additional information about the merger and the merger agreement.

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
                                                      ======== ======== ========

Overview

We develop, market and service information capture software. Our customers have traditionally been large global 1000 businesses and governmental agencies that use our InputAccel software to convert transaction- related documents, such as order forms, claim forms, or loan applications, into an appropriate electronic format and to transport images of and information from these documents to storage on Web sites, compact disks, or internal databases for subsequent search, retrieval or further processing. Additionally, we market software tools under our Pixel Translations brand to various hardware and software providers.

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

Our service revenues, which are derived from software maintenance and professional consulting, increased by 19% in 2001 to $6.7 million from $5.6 million in 2000 and increased by 30% in 2000 from $4.3 million in 1999. This represents 30%, 22% and 19% of 2001, 2000 and 1999 total revenues. The increase in service revenues in both absolute and percentage terms was primarily attributable to a growing installed base of customers, most of which purchase ongoing software maintenance support. We expect that service revenues, as a percentage of total revenues, will continue to grow as our installed base increases.

Gross Profit

Gross profit decreased by 11% to $18.3 million in 2001 from $20.6 million in 2000 and increased 9% in 2000 from $19.0 million in 1999. Gross profit margin increased to 83% in 2001 from 82% in 2000 and decreased in 2000 from 85% in 1999. Fluctuations in gross profit margins are generally attributable to the mix of product license revenues and lower margin services revenues. We expect revenues from maintenance and services to continue to increase as a percentage of overall revenues. Gross profit margin for product license revenues decreased to 94% from 97% in 2000 and 1999 as a result of additional use of third-party technology. Gross profit margin for services revenues increased to 57% in 2001 compared to 33% and 40% in 2000 and 1999 respectively, largely as a result of expense reductions. We expect that gross profit margins for the near term will be similar to those of 2001.

Research and Development

Research and development expenses decreased by 29% in 2001 to $5.6 million from $7.9 million in 2001 and increased by 41% in 2000 from $5.6 million in 1999. The decrease in 2001 is largely related to the sale of the Dialog Server product line in May 2001. The increase in 2000 included significant expenditures incurred for the Dialog Server product line and a one- time stock related bonus expense of $710,000. We expect a decrease to research and development expenses in 2002 as staffing was reduced in May 2001 in conjunction with the sale of Dialog Server.

Research and development expenses decreased as a percentage of revenue to 25% in 2001, from 31% in 2000, which increased from 25% in 1999.

Sales and Marketing

Sales and marketing expenses decreased by 27% in 2001 to $12.0 million from $16.4 million in 2000 and increased by 47% in 2000 from $11.2 million in 1999. The decrease in 2001 is largely due to reductions in programmatic and product marketing expenses incurred in 2000 and early 2001 for the Dialog Server product line, which was sold in May 2001. Additionally, there was a one-time stock related bonus expense of $638,000 in 2000. We do not anticipate significant changes in sales and marketing expenses in 2002.

Sales and marketing expenses decreased as a percentage of revenue to 55% in 2001, from 66% in 2000, which increased from 50% in 1999.

General and Administrative

General and administrative expenses decreased by 31% in 2001 to $3.3 million from $4.7 million in 2000 and increased by 54% in 2000 from $3.0 million in 1999. Much of the fluctuation in this period relates to a $1.1 million of stock related bonus expense incurred in 2000. We do not anticipate significant changes in general and administrative expenses in 2002.

General and administrative expenses decreased as a percentage of revenue to 15% in 2001, from 19% in 2000, which increased from 14% in 1999.

Sale of the Dialog Server Product Line

We sold our Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3 per share at the transaction date. We sold all of the Chordiant common stock, including the shares held in escrow, in July 2001 at approximately $2.73 per share and recognized a loss of approximately $400,000. We recognized a pretax gain on the transaction, comprised of proceeds, excluding amounts in escrow and less transaction expenses, of approximately $4.6 million ($2.3 million net of tax). Of the total proceeds, $637,000 in cash remained in escrow at December 31, 2001 pursuant to the asset sale agreement and will be released in May 2002. Accordingly, this amount has not been included on the balance sheet or in the computation of gain on sale.

As a result of the sale of Dialog Server, we will forgo future revenue opportunities but will significantly reduce expenses. Revenues and expenses, in thousands of dollars, for the Dialog Server Product line were as follows:

                                           2001      2000      1999
                                       --------- --------- ---------
Revenues..............................     $275      $740
Cost of revenues......................       99       378
Research and development..............      606     1,861       351
Sales and marketing...................      566      2088       156

Minority Equity Investment

Based on its assessment of the likelihood to realize value, the Company wrote off a $500,000 minority equity interest in the first quarter of 2000. That minority equity investment was obtained in 1998 in conjunction with the sale of the Company's hardware division.

Interest and Other Income

Interest and other income increased in 2001 to $239,000 from $95,000 in 2000 and decreased in 2000 from $631,000 in 1999. The increase in 2001 is due to the additional cash generated by the sale of the Dialog Server product line. The decrease in 2000 was due to a reduction of cash balances. We expect that funds held in escrow as a result of the the sale of the Dialog Server product line, $637,000, as of December 31, 2001, will be received in May 2002 and recorded as other income

Provision (Benefit) for Income Taxes

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

Liquidity and Capital Resources

At December 31, 2001, we had cash and cash equivalents of $8.3 million, an increase of $6.1 million from December 31, 2000. The increase is largely a result of the cash generated from the sale of the Dialog Server product line. At December 31, 2000, we had cash and cash equivalents of $2.2 million, a decrease of $7.0 million from December 31, 1999. The decrease in 2000 resulted from operating losses.

At December 31, 2001, working capital totaled $8.1 million, an increase of $3.1 million from December 31, 2000. At December 31, 2000, the working capital totaled $5.0 million, a decrease of $8.9 million from December 31, 1999.

Net cash provided by operating activities was $859,000 in 2001 compared to net cash used by operating activities of $6.9 million in 2000 and $413,000 in 1999. The increase in net cash provided by operations in 2001 is primarily due to reductions in operating losses and favorable net movements in working capital. With respect to working capital, reduced accounts receivable provided $3.0 million in 2001 as a result of lower fourth quarter revenues in 2001 as compared to 2000. This was offset by a decrease in accrued compensation and related liabilities of $1.1 million from December 31, 2000 to December 31, 2001 due principally to lower sales commissions and executive bonuses, as well as reduced headcount. In 2000 and 1999, the funds were utilized to support increased expenses, substantially related to our Dialog Server product family, and in 2000, for cash payments made under a stock-based incentive plan.

Net cash provided by investing activities was $5.1 million in 2001, made up of proceeds from the sale of the Dialog Server product line and related Chordiant common stock and partially offset by additions to property and equipment of $112,000. This compares to cash used for investing activities, exclusively additions to property and equipment of $921,000 in 2000 and $827,000 in 1999. We expect that funds held in escrow as a result of the sale of the Dialog Server product line, $637,000, as of December 31, 2001, will be received in May 2002 and we expect that cash in amounts consistent with 2001 will be used in 2002 for additions to property and equipment.

Net cash provided by financing activities was $150,000 in 2001 and $880,000 in 2000. Net cash used in investing activities was $4 million in 1999. The cash provided in 2001 was from the sale of stock under the Employee Stock Purchase Plan. The cash provided in 2000 was the result of a combination of the sale of stock under the Employee Stock Purchase Plan and the sale of stock pursuant to employee stock options. In 1999 we repurchased $4.5 million of stock. We expect the sale of stock under the Employee Stock Purchase Plan to generate cash in 2002.

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
   shares; issued and outstanding: 4,374,874 shares
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

2. Sale of the Dialog Server Product Line:

The Company sold its Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3 per share at the transaction date. The Company sold all of the Chordiant common stock, including the shares held escrow, in July 2001 at approximately $2.73 per share, and recognized a loss of approximately $400,000. The Company recognized a pretax gain on the transaction, comprised of proceeds, excluding amounts in escrow and less transaction expenses, of approximately $4.6 million ($2.3 million net of tax). Of the proceeds, $637,000 in cash remained in escrow at December 31, 2001 pursuant to the asset sale agreement and will be released in May 2002. Accordingly, this amount has not been included on the balance sheet or in the computation of gain on sale.

3. Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ActionPoint GmbH and ActionPoint (UK) Ltd. All significant intercompany accounts and transactions have been eliminated.

In preparing the Company's consolidated financial statements, the Company is required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into US dollars, the reporting currency. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of net equity under the caption cumulative translation adjustment. If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements are included in cumulative translation adjustments. However, if the functional currency were deemed to be the US dollar then any gain or loss associated with the translation of these financial statements would be included within the statements of operations.

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

Revenue Recognition:

Revenue is generated primarily from two sources (i) product revenue, which includes software license and royalty revenue, and (ii) services and support revenue, which includes software license maintenance fees, training and professional services revenue. The Company offers its customers a standard 90-day warranty period on its products but does not offer any rights of return. Warranty costs are immaterial for all periods presented. License revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection is determined to be probable and no significant undelivered obligations remain. Royalty revenue is recognized when OEM partners ship or pre-purchase rights to ship products incorporating the Company's software, provided collection of such revenue is determined to be probable and there are no further obligations. The Company does not offer price protection or other concessions to its OEM partners. Services and support revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees and services are generally made in advance and are non- refundable.

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
/s/ Stephen Francis            President, Chief Executive          June 4, 2002
--------------------------     Officer and Director
    Stephen Francis            (Principal Executive Officer)

/s/ John Finegan               Chief Financial Officer,            June 4, 2002
--------------------------     Secretary and Director
    John Finegan               (Principal Financial and Accounting
                               Officer)

           *                   Chairman of the Board               June 4, 2002
--------------------------     of Directors
    Kimra Hawley

           *                   Director                            June 4, 2002
--------------------------
    Thomas T. van Overbeek

           *                  Director                             June 4, 2002
--------------------------
    Daniel Tompkins

           *                  Director                             June 4, 2002
--------------------------
    Bruce Silver

           *                  Director                             June 4, 2002
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