Form 10-Q/A
period 2002-03-31
ACTIONPOINT INC
filed 2002-06-05
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
QUARTERLY REPORT ON FORM 10-Q/A FOR THE PERIOD ENDED MARCH 31, 2002
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

ACTIONPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

                                              Three Months Ended
                                                 March 31,
                                             -------------------
                                                2002      2001
                                             --------- ---------
Net revenues:
  License...................................   $3,797    $4,935
  Service...................................    1,995     1,660
                                             --------- ---------
Total revenues..............................    5,792     6,595

Cost of revenues:
  License...................................      218       175
  Service...................................      692       854
                                             --------- ---------
Cost of revenues............................      910     1,029
                                             --------- ---------
Gross profit                                    4,882     5,566
                                             --------- ---------
Research and development....................    1,241     1,683
Sales and marketing.........................    2,996     3,293
General and administrative..................      641       940
                                             --------- ---------
Operating profit (loss).....................        4      (350)
Interest and other income...................       13        35
                                             --------- ---------
Income (loss) before provision
   for income taxes.........................       17      (315)
Provision for income taxes..................       --        --
                                             --------- ---------
Net income (loss)...........................      $17     ($315)
                                             ========= =========

Basic and diluted EPS:
 Net income (loss)..........................    $0.00    ($0.07)
                                             ========= =========

Shares used in basic EPS calculations: .....    4,375     4,275
Shares used in  diluted EPS calculations: ..    4,375     4,275

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

4. SALE OF THE DIALOG SERVER PRODUCT LINE:

The company sold its Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3 per share at the transaction date. The company sold all of the Chordiant common stock, including the shares held in escrow, in July 2001 at approximately $2.73 per share and recognized a loss of approximately $400,000. The company recognized a pretax gain on the transaction, comprised of proceeds, excluding amounts in escrow and less transaction expenses, of approximately $4.6 million ($2.3 million net of tax). Of the total proceeds, $637,000 in cash remained in escrow at March 31, 2002 pursuant to the asset sale agreement and will be released in May 2002. Accordingly, this amount has not been included on the balance sheet or in the computation of gain on sale.

5. COMPUTATION OF NET INCOME (LOSS) PER SHARE:

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                        Three Months Ended
                                           March 31,
                                       -------------------
                                          2002      2001
                                       --------- ---------

Net income (loss).....................      $17     ($315)

Shares used in basic EPS calculation..    4,375     4,275
Shares used in diluted EPS calculation    4,429     4,275

Basic and diluted EPS.................    $0.00    ($0.07)

For the three months ended March 31, 2002, there were 54,356 incremental common shares attributable to shares issuable under employee stock plans included in the computation of net loss per share. As of March 31, 2002, options to purchase approximately 2,687,000 shares of common stock with a weighted average price of $4.23 were considered anti-dilutive because the options' exercise price was greater than the average fair market value of the company's common stock for the period then ended. As of March 31, 2001, options to purchase approximately 3,168,000 shares of common stock with a weighted average price of $6.59 were considered anti dilutive and were not included in the computation of net loss per share.

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

-------------------------------------------------------------------------------------

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

Gross profit as a percentage of revenue remained unchanged at 84% for the first quarter of 2002 and 2001, respectively, and is consistent with near-term expectations.

Research and Development

Research and development expenses decreased 26% in the first quarter of 2002 to $1.2 million from $1.7 million in the first quarter of 2001. The decrease is largely related to the sale of the Dialog Server product line in May 2001, as substantial development expenses were incurred for this product line in the first quarter of 2001.

As a percent of revenue, research and development expenses decreased to 21% for the first quarter of 2002 from 26% in the first quarter of 2001. The company expects research and development expenses to remain materially unchanged in the short-term.

Sales and Marketing

Sales and marketing expenses decreased 9% in the first quarter of 2002 to $3.0 million from $3.3 million in the first quarter of 2001. The decrease is largely related to reductions in programmatic and product marketing expenses incurred in 2001 for the launch of the recently sold Dialog Server product line.

As a percent of revenue, sales and marketing expenses increased to 52% for the first quarter of 2002, from 50% in the first quarter of 2001. The company expects sales and marketing expenses to remain materially unchanged in the short-term.

General and administrative

General and administrative expenses decreased 32% for the first quarter of 2002 to $641,000 from $940,000 in the first quarter of 2001. The decrease is largely due to a reduction in professional fees and expenses incurred in the first quarter of 2001 in conjunction with various strategic initiatives.

As a percentage of revenue, general and administrative expenses decreased to 11% for the first quarter of 2002, from 14% for the first quarter of 2001. The company expects general and administrative expenses to remain materially unchanged in the short-term.

Provision for Income Taxes

No tax provision was made for the first quarter of 2002 due to the company's net operating loss carryforwards. The income tax benefit for the loss in the first quarter of 2001 was offset by an increase to the valuation allowance.

Sale of the Dialog Server product line

The company sold its Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3 per share at the transaction date. The company sold all of the Chordiant common stock, including the shares held in escrow, in July 2001 at approximately $2.73 per share and recognized a loss of approximately $400,000. The company recognized a pretax gain on the transaction, comprised of proceeds, excluding amounts in escrow and less transaction expenses, of approximately $4.6 million ($2.3 million net of tax). Of the total proceeds, $637,000 in cash remained in escrow at March 31, 2002 pursuant to the asset sale agreement and will be released in May 2002. Accordingly, this amount has not been included on the balance sheet or in the computation of gain on sale.

As a result of the sale of Dialog Server, the Company will forgo future revenue opportunities but will significantly reduce expenses. Revenues and expenses, in thousands of dollars, for the Dialog Server Product line were as follows:

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

Net cash used in operating activities was $259,000 in the first three months of 2002 compared to net cash provided by operating activities of $1.8 million in the first three months of 2001. The net cash used in operating activities in the first three months of 2002 is largely a result of payment of outside advisory costs and expenses such as legal, accounting and investment banking associated with the pending merger with Captiva. Reductions in accounts receivable generated cash in the first quarter of 2002 as a result of improved collections, offset by payments of certain compensation liabilities accrued in 2001. The net cash provided by operating activities in the first three months of 2001 is primarily due to a large reduction in accounts receivable resulting from reduced 2001 first quarter revenues compared to 2000 fourth quarter partially offset by a decrease in accrued and other long-term liabilities. The company expects that additional cash will be used in the second quarter of 2002 for payments of legal and accounting expenses associated with the pending merger and that other working capital changes will not materially impact cash balances.

Net cash used in investing activities was $38,000 and $70,000 exclusively for additions to property and equipment in the first three months of 2002 and 2001, respectively, and is consistent with expected cash usage in the near-term.

Net cash provided by financing activities was $7,000 for the first three months of 2001 from the proceeds of exercises of employee stock options. The company expects that cash provided from financing activities, primarily semi-annual sales of stock under the employee Stock Purchase Plan, will be insignificant in the short-term.

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

The market for forms processing and document capture there are relatively low barriers to entry in the software market, ActionPoint may encounter additional competition from many established and emerging companies. Many of potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than ActionPoint, significantly greater name recognition and a larger installed base of customers. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products than ActionPoint can. There is also a substantial risk that announcements of competing products by potential competitors could result in the delay or postponement of customer orders in anticipation of the introduction of the competitors' new products.

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
Dated: June 4, 2002

By:	/s/ STEPHEN FRANCIS

Stephen Francis
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ JOHN FINEGAN

John Finegan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)