Form 10-K/A
period 2001-12-31
ACTIONPOINT INC
filed 2002-06-21
CIK 909276

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

ACTIONPOINT, INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under the caption "Risk Factors" as well as the following: the emergence of the document management and image processing markets, potential fluctuations in quarterly results, competition, new products and technological change, general economic conditions and dependence on capital spending of customers, a lengthy sales cycle and dependence on system sales, reliance upon third-party resellers, dependence upon key personnel, and such risks and uncertainties as are detailed from time to time in ActionPoint's SEC reports and filings, including this Form 10-K for the 2001 fiscal year and the Registration Statement on form S-4 filed by ActionPoint April 26, 2002, as amended, in connection with its proposed merger with Captiva Software Corporation.

PART I

Item 1. Business.

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

Software Tools

Our software tools are designed to enable hardware and software developers to save both time and money by using stable libraries of software code, supported and maintained by ActionPoint, to drive document-imaging hardware peripherals such as scanners, printers and displays. We provide PixTools software tools that allow imaging software applications to work with virtually any scanner, controller board, or display.

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

Item 2. Properties.

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

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which our subsidiaries are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters.

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

Net cash provided by operating activities was $859,000 in 2001 compared to net cash used by operating activities of $6.9 million in 2000 and $413,000 in 1999. The increase in net cash provided by operations in 2001 is primarily due to reductions in operating losses and favorable net movements in working capital. With respect to working capital, reduced accounts receivable provided $3.0 million in 2001 as a result of lower fourth quarter revenues in 2001 as compared to 2000. This was offset by a decrease in accrued compensation and related liabilities of $1.1 million from December 31, 2000 to December 31, 2001 due principally to lower sales commissions and executive bonuses, as well as reduced headcount. In 2000 and 1999, the funds were utilized to support increased expenses, substantially related to our Dialog Server product family, and in 2000, for cash payments totaling $2.2 million made under a stock-based incentive plan.

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

                                             Cumulative Total Return
                           -----------------------------------------------------------
                             12/96     12/97     12/98     12/99     12/00     12/01

ACTIONPOINT, INC.           $100.00    $69.83    $79.31   $192.25    $28.46    $22.34
S&P MIDCAP 400               100.00    132.25    157.53    180.72    212.36    196.43
S&P TECHNOLOGY SECTOR        100.00    126.09    218.11    381.99    229.38    174.89

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
                                                            ========= =========

The accompanying notes are an integral part of these consolidated financial statements

ACTIONPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
Net revenues:
  License...........................................  $15,353  $19,421  $17,858
  Service...........................................    6,682    5,621    4,320
                                                      -------- -------- --------
   Total  revenues..................................   22,035   25,042   22,178
                                                      -------- -------- --------
Cost of revenues:
  License...........................................      885      525      616
  Service (inclusive of stock based bonus
      expense of $19 in 2000).......................    2,854    3,896    2,598
                                                      -------- -------- --------
    Total cost of revenues..........................    3,739    4,421    3,214
                                                      -------- -------- --------
Gross profit........................................   18,296   20,621   18,964
                                                      -------- -------- --------
Operating expenses:
Research and development (inclusive of stock
       based bonus expense of $100 in 2000).........    5,552    7,854    5,586
Sales and marketing (inclusive of stock
       based bonus expense of $90 in 2000)..........   12,045   16,437   11,182
General and administrative (inclusive of stock
       based bonus expense of $153 in 2000).........    3,250    4,683    3,044
                                                      -------- -------- --------
   Total  operating expenses........................   20,847   28,974   19,812
                                                      -------- -------- --------
    Operating loss..................................   (2,551)  (8,353)    (848)
Interest and other income...........................      239       95      631
Gain on sale of Dialog Server (see Note  2).........    4,612
Write-off of minority investment ...................              (500)
                                                      -------- -------- --------
    Income (loss) before provision for income taxes.    2,300   (8,758)    (217)
Provision (benefit) for income taxes................    4,215               (76)
                                                      -------- -------- --------
    Net loss........................................  ($1,915) ($8,758)   ($141)

                                                      ======== ======== ========
Basic and diluted net loss per share................   ($0.45)  ($2.09)  ($0.03)
                                                      ======== ======== ========
Weighted average shares.............................    4,300    4,190    4,370
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
                                  for        of     Exercise price
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

12. Subsequent Event

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 21, 2002.

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
/s/ Stephen Francis            President, Chief Executive          June 21, 2002
--------------------------     Officer and Director
    Stephen Francis            (Principal Executive Officer)

/s/ John Finegan               Chief Financial Officer,            June 21, 2002
--------------------------     Secretary and Director
    John Finegan               (Principal Financial and Accounting
                               Officer)

           *                   Chairman of the Board               June 21, 2002
--------------------------     of Directors
    Kimra Hawley

           *                   Director                            June 21, 2002
--------------------------
    Thomas T. van Overbeek

           *                  Director                             June 21, 2002
--------------------------
    Daniel Tompkins

           *                  Director                             June 21, 2002
--------------------------
    Bruce Silver

           *                  Director                             June 21, 2002
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
24.1         Manually signed power of attorney.

___________________

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