Form 10-Q
period 2002-06-30
ACTIONPOINT INC
filed 2002-08-14
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-22292

CAPTIVA SOFTWARE CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	77-0104275
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10145 Pacific Heights Blvd., San Diego, California    95121
(Address of Principal Executive Offices including Zip Code)

(858)320-1000
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report: ActionPoint, Inc.; 1299 Parkmoor Ave., San Jose, CA 95126

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

The number of shares of the issuer's Common Stock outstanding as of July 30, 2002 was 4,424,849

CAPTIVA SOFTWARE CORPORATION
Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	**

Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2002 and 2001	**

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001	**

Notes to the Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	**

Signature Page	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPTIVA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS*
(IN THOUSANDS)

                                             June 30,     December 31,
                                                2002          2001
         (Unaudited)
                                           -------------  -----------

                       ASSETS
Current assets:
  Cash and cash equivalents ...............      $8,979       $8,325
  Accounts receivable, net.................       4,183        4,845
  Other current assets.....................         565          935
                                           -------------  -----------
    Total current assets...................      13,727       14,105

Property and equipment, net................         614          808
Other assets...............................         863          415
                                           -------------  -----------
                                                $15,204      $15,328
                                           =============  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................        $177         $440
  Deferred revenue.........................       3,488        3,400
  Accrued liabilities......................       1,360        2,166
                                           -------------  -----------
    Total current liabilities..............       5,025        6,006

Long term liabilities......................       1,147        1,165
                                           -------------  -----------
Total liabilities..........................       6,172        7,171
                                           -------------  -----------
Stockholders' equity:
  Common stock.............................          44           44
  Paid-in capital..........................      10,198       10,130
  Accumulated deficit......................      (1,210)      (2,017)
                                           -------------  -----------
    Stockholders' equity...................       9,032        8,157
                                           -------------  -----------
                                                $15,204      $15,328
                                           =============  ===========

*The accompanying notes are an integral part of these condensed consolidated financial statements

CAPTIVA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS*
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Three Months Ended  Six Months Ended
                                                    June 30,            June 30,
                                             ------------------- -------------------
                                                2002      2001      2002      2001
                                             --------- --------- --------- ---------
Net revenues:
  License...................................   $3,769    $3,211    $7,566    $8,146
  Service...................................    1,939     1,652     3,934     3,312
                                             --------- --------- --------- ---------
Total revenues..............................    5,708     4,863    11,500    11,458

Cost of revenues:
  License...................................      263       211       481       386
  Service...................................      681       712     1,373     1,566
                                             --------- --------- --------- ---------
Total cost of revenues......................      944       923     1,854     1,952
                                             --------- --------- --------- ---------
Gross profit                                    4,764     3,940     9,646     9,506
                                             --------- --------- --------- ---------
Research and development....................    1,305     1,450     2,546     3,133
Sales and marketing.........................    2,639     3,141     5,635     6,434
General and administrative..................      711       805     1,352     1,745
                                             --------- --------- --------- ---------
Operating profit (loss).....................      109    (1,456)      113    (1,806)

Interest and other income....................     681     5,123       694     5,158
                                             --------- --------- --------- ---------
Income before provision
   for income taxes.........................      790     3,667       807     3,352
Provision for income taxes..................       --     4,103        --     4,103
                                             --------- --------- --------- ---------
Net income (loss)...........................     $790     ($436)     $807     ($751)
                                             ========= ========= ========= =========

Basic and diluted EPS:
 Basic......................................    $0.18    ($0.10)    $0.18    ($0.18)
 Diluted....................................    $0.18    ($0.10)    $0.18    ($0.18)
                                             ========= ========= ========= =========

Shares used in basic EPS calculations: .....    4,375     4,276     4,375     4,275
Shares used in diluted EPS calculations: ...    4,420     4,276     4,425     4,275

*The accompanying notes are an integral part of these condensed consolidated financial statements

CAPTIVA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS*
(UNAUDITED & IN THOUSANDS)

                                                             Six Months Ended
                                                                  June 30,
                                                           -------------------
                                                             2002      2001
                                                           --------- ---------
Cash flows from operating activities:
 Net income (loss)........................................     $807     ($751)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization..........................      307       424
   Provision for doubtful accounts receivable.............      (68)       --
   Net gain on sale of Dialog Server assets...............     (608)   (2,689)
   Valuation allowance on deferred tax assets.............       --     1,664
 Change in assets and liabilities:
    Accounts receivable...................................      730     4,176
    Other assets..........................................      (78)      855
    Accounts payable......................................     (263)     (160)
    Deferred revenue......................................      135      (168)
    Accrued and other long-term liabilities...............     (871)   (1,631)
                                                           --------- ---------
    Net cash provided by operating activities.............       91     1,720
                                                           --------- ---------
Cash flows from investing activities:
 Property and equipment additions.........................     (113)      (73)
 Proceeds from sale of Dialog Server assets...............      608       887
                                                           --------- ---------
    Net cash provided by investing activities.............      495       814
                                                           --------- ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock..............       68        80
                                                           --------- ---------
    Net cash provided by financing activities.............       68        80
                                                           --------- ---------
Net increase in cash and cash equivalents.................      654     2,614

Cash and cash equivalents at beginning of period..........    8,325     2,242
                                                           --------- ---------
Cash and cash equivalents at end of period................   $8,979    $4,856
                                                           ========= =========

*The accompanying notes are an integral part of these condensed consolidated financial statements

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PREPARATION:

Unaudited Interim Financial Information:

The accompanying unaudited interim condensed consolidated financial statements of Captiva Software Corporation, formerly known as ActionPoint, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The December 31, 2001 balance sheet data was derived from audited financial statements contained in the Company's 2001 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited financial statements for the three- and six-month periods ended June 30, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year and should not be relied on as such.

2. LIQUIDITY:

For the year ended December 31, 2001, the Company incurred a net loss of $1.9 million but generated positive cash flows from operating activities of $859,000 as a result of the sale of its Dialog Server product line and other cost reduction measures. For the six months ended June 30, 2002, the Company generated a net income of $807,000 and positive cash flow from operations of $91,000. At June 30, 2002, the Company had cash and cash equivalents of approximately $9.0 million.

On March 4, 2002, ActionPoint, Inc. (before the merger with Old Captiva, referred to herein as "actionPoint") entered into a merger agreement with Captiva Software Corporation, a privately held company that provided forms processing software products and services ("Old Captiva"). The merger was completed on July 31, 2002. Pursuant to the merger, Old Captiva became a wholly-owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation. The recently completed merger resulted in and will continue to result in some non-recurring transaction and integration expenses and increased operating expenses for the Company. In the event that existing funds are not sufficient to meet the Company's obligations, the Company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

3. SALE OF THE DIALOG SERVER PRODUCT LINE:

The Company sold its Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1,700,000 shares of Chordiant common stock, which was valued at $3.00 per share at the closing sale date. The Company sold all of the Chordiant common stock, including the shares held in escrow, in July 2001 at approximately $2.73 per share and recognized a loss of approximately $400,000 in the third quarter of 2001. For the year ended December 31, 2001 the Company recognized a pretax gain of approximately $4.6 million ($2.3 million net of tax) on the transaction, comprised of proceeds other than amounts in escrow and less transaction expenses. A portion of the total proceeds, $637,000 in cash, remained in escrow for one year following the closing date pursuant to the asset sale agreement with Chordiant. Accordingly, this amount was not included on the balance sheet or in the initial computation of gain on sale. The Company received $608,000 of the escrow funds in May 2002 and the Company recognized this amount as other income in the quarter ended June 30, 2002.

4. COMPUTATION OF NET INCOME (LOSS) PER SHARE:

For the three months ended June 30, 2002, there were 44,460 common shares attributable to shares issuable under employee stock plans included in the computation of net income per share. As of June 30, 2002, options to purchase 2,703,149 shares of common stock with a weighted average exercise price of $4.49 were considered anti-dilutive because the exercise prices for such options were greater than the average fair market value of the Company's common stock for the period then ended and were not included in the computation of net income per share. As of June 30, 2001, options to purchase approximately 3,044,595 shares of common stock with a weighted average exercise price of $6.78 were similarly considered anti-dilutive and were not included in the computation of net loss per share.

5. STOCK OPTION EXCHANGE PROGRAM:

On August 3, 2001, the Company's Board of Directors approved a stock option exchange program (the "Exchange Program"). Under the Exchange Program, employees were given the opportunity to exchange one or more stock options held by them for a right to receive one or more new stock options to be granted at least six months and one day after the old options were cancelled, provided the optionee was still employed or providing services to the Company on such date. The new options commence vesting on the same date as the old options and are immediately exercisable as to the vested shares when granted. In total, options to purchase 1,137,629 shares of common stock at a weighted average exercise price per share of $6.87 were returned to the Company and cancelled as a result of the Exchange Program. On March 2, 2002, options to purchase 1,137,629 shares of common stock were issued under the Exchange Program at an exercise price of $2.43 per share.

6. SEGMENTS AND GEOGRAPHIC REPORTING:

The Company has determined that it has a single reportable segment consisting of the development, marketing and servicing of information capture software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices of the Company's subsidiaries in the United Kingdom and Germany which are responsible for sales to foreign customers, which customers are invoiced at the Company's headquarters in the United States. The foreign subsidiaries do not carry any significant long-lived assets, and income and assets of the Company's foreign subsidiaries were not significant for any period presented.

The following table presents revenue derived from domestic and international sales for the three and six months ended June 30, 2002 and 2001, respectively (in thousands, except percentage data):

                             Three Months Ended     Six Months Ended
                                  June 30,             June 30,
                            -------------------  -------------------
                                2002      2001       2002      2001
                            --------- ---------  --------- ---------
United States..............   $3,881    $4,085     $7,358    $8,752
 % of total................       68%       84%        64%       76%

International..............   $1,827      $778     $4,142    $2,706
 % of total................       32%       16%        36%       24%

7. RECENT ACCOUNTING PRONOUNCEMENTS:

In the first quarter of 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22. The adoption of this EITF did not have a material impact on the Company's financial statements. Also in the first quarter of 2002, we adopted EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which did not have a material impact on the Company's financial statements.

8. SUBSEQUENT EVENTS

On March 4, 2002, ActionPoint entered into a merger agreement with Old Captiva. The merger was completed on July 31, 2002. Pursuant to the merger, approximately 4,400,000 shares of ActionPoint common stock were issued to the former shareholders of Old Captiva in exchange for all outstanding shares of Old Captiva common stock. Additionally, Old Captiva became a wholly-owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation. The results of Old Captiva's operations will be included in the Company's consolidated financial statements subsequent to July 31, 2002.

The merger will be accounted for using purchase method accounting. The preliminary estimate of the aggregate purchase price was approximately $7.9 million, including common stock valued at $4.67 million as of the closing date. The value of the approximately 4,400,000 shares was based on the closing price of ActionPoint's common stock two days before and the day of the completion of the merger of $1.13 using the average of the closing price for the three trading days ending on the merger completion date. The Company estimates, based upon June 30, 2002 information, that the fair value of the tangible assets acquired was approximately $8.0 million, the fair value of the liabilities assumed was approximately $13.3 million and the fair value of acquired intangible assets was approximately $13.2 million. The Company is in process of obtaining detailed asset and liability valuations as of July 31, 2002 and a third-party valuation of certain intangible assets; thus, the allocation of the purchase price is subject to adjustment.

One million dollars of the estimated $13.2 million of acquired intangible assets was assigned to research and development assets that will be written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The remaining estimated $12.0 million of acquired intangible assets include developed technology of $6.2 million (3-year weighted-average useful life), trademarks and tradenames valued at $900,000 (5-year weighted-average useful life), other amortizable assets of $800,000 (3-year weighted-average useful life) and goodwill of $4.3 million.

------------------------------------------------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain information in this quarterly report on Form 10-Q, including the discussion below, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this quarterly report on Form 10-Q other than statements of historical fact are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial results, operating results, projected costs, revenue, markets for products, competition, products, plans, objectives and strategy, as well as other statements that include words such as anticipate, believe, plan, should, would, could, expect, intend, believe, estimate, predict, potential and other similar words. These forward-looking statements are inherently uncertain and are subject to business, economic and other risks. Accordingly, actual results could differ materially from expectations based on forward-looking statements made in this quarterly report on Form 10-Q and elsewhere by the Company or on its behalf due to various factors, including, but not limited to, those set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and elsewhere contained in this quarterly report on Form 10-Q. The Company does not undertake any obligation to update its forward-looking statements to reflect future events or circumstances.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and its consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

OVERVIEW:

The Company is a leading provider of enterprise input management software solutions. Since 1989, the Company's award-winning products have been used to manage business critical information from paper, faxed and scanned forms and documents, Internet forms and XML data streams into the enterprise in a more accurate, timely and cost-effective manner. These products automate the processing of billions of forms and documents annually, converting their contents into information that is usable in database, document, content and other information management systems. The Company's technology serves thousands of users in insurance, financial services, government, business process outsourcing, direct marketing and various other markets. Additionally, the Company markets software tools under the Pixel Translations brand to various hardware and software providers.

On March 4, 2002, ActionPoint entered into a merger agreement with Old Captiva. The merger was completed on July 31, 2002. In the merger, Old Captiva became a wholly-owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation. The merger will be accounted for using purchase method accounting.

RESULTS OF OPERATIONS:

Revenues

The Company's license revenues increased 17% in the second quarter of 2002 to $3.8 million from $3.2 million in the second quarter of 2001. For the six months ended June 30, 2002, license revenues decreased 7% to $7.6 million from $8.1 million in the first six months of 2001. As a percent of total revenue, licenses accounted for 66% for the second quarter of each of 2002 and 2001, and 66% and 71% for the six months ended June 30, 2002 and 2001, respectively. The decrease in license revenue for the six-month period ended June 30, 2002 compared to the same period in 2001 is due in part to a weaker economy in 2002, which has led to extended sales cycles and general slowdowns in information technology spending.

The Company's service revenues increased 17% in the second quarter of 2002 to $1.9 million from $1.7 million in the second quarter of 2001. For the six months ended June 30, 2002, service revenues increased 34% to $3.9 million from $3.3 million in the first six months of 2001. As a percent of total revenue, services accounted for 34% for the second quarter each of 2002 and 2001, and 34% and 29% for the six months ended June 30, 2002 and 2001, respectively. The increase in service revenues both in absolute and percentage terms was attributable primarily to a larger installed base of customers purchasing annual software maintenance.

Gross Profit

Gross profit increased 21% for the second quarter of 2002 to $4.8 million from $3.9 million for the second quarter of 2001. For the six months ended June 30, 2002, gross profit increased 1% to $9.6 million from $9.5 million in the first six months of 2001. The increase in gross profit for the second quarter of 2002 is due primarily to the corresponding increase in revenues.

Gross profit as a percentage of revenue increased to 83% from 81% for the second quarter of 2002 and 2001, respectively, and increased to 84% from 83% for the six months ended June 30 2002 and 2001, respectively. This is consistent with the recent historical range for the Company's gross profit as a percentage of revenue.

Research and Development

Research and development expenses decreased 10% in the second quarter of 2002 to $1.3 million from $1.5 million in the second quarter of 2001. For the six months ended June 30, 2002, research and development expenses decreased 19% to $2.5 million from $3.1 million in the first six months of 2001. The decrease is largely related to the sale of the Company's Dialog Server product line in May 2001, as substantial development expenses were incurred for this product line during the first half of 2001.

As a percent of revenue, research and development expenses decreased to 23% for the second quarter of 2002 from 30% in the second quarter of 2001 and decreased to 22% from 27% for the six months ended June 30, 2002 and 2001, respectively.

Sales and Marketing

Sales and marketing expenses decreased 16% in the second quarter of 2002 to $2.6 million from $3.1 million in the second quarter of 2001. For the six months ended June 30, 2002, sales and marketing expenses decreased 12% to $5.6 million from $6.4 million in the first six months of 2001. The decrease is largely related to reductions in programmatic and product marketing expenses incurred in 2001 for the launch of the Company's Dialog Server product line, which was sold in May 2001.

As a percent of revenue, sales and marketing expenses decreased to 46% for the second quarter of 2002 from 65% in the second quarter of 2001, and decreased to 49% from 56% for the six months ended June 30, 2002 and 2001, respectively.

General and administrative

General and administrative expenses decreased 12% for the second quarter of 2002 to $711,000 from $805,000 in the second quarter of 2001. For the six months ended June 30, 2002, general and administrative expenses decreased 23% to $1.4 million from $1.7 million for the first six months of 2001. The decrease is largely due to a reduction in professional fees and expenses incurred in 2001 in conjunction with various strategic initiatives.

As a percentage of revenue, general and administrative expenses decreased to 12% for the second quarter of 2002, from 17% for the second quarter of 2001 and decreased to 12% from 15% for the six months ended June 30, 2002 and 2001, respectively.

Interest Income/Other

Approximately $608,000 of amounts held in escrow in conjunction with the May 2001 sale of the Dialog Server business were received in the second quarter of 2002 and recognized as other income. A gain of $4.6 million was recognized as other income in second quarter of 2001.

Provision for Income Taxes

No income tax provision was made for the second quarter of 2002 due to the availability of the Company's net operating loss carryforwards. The income tax provision of $4.1 million recorded in the second quarter of 2001 is comprised of the following: tax on the gain of the Company's Dialog Server product line of $1.7 million, the change in valuation allowance of approximately $3.3 million to reduce net deferred tax assets based on management's assessment of the uncertainty of the realizability of such assets, and a provision for foreign taxes of approximately $100,000 offset by the utilization of net operating losses of $1.0 million

Sale of the Dialog Server Product Line

The Company sold its Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3.00 per share at the transaction date. The Company sold all of its Chordiant common stock in July 2001 for a price of approximately $2.73 per share and, as a result, recognized a loss of approximately $400,000 in the third quarter of 2001. The Company recognized a pretax gain on the transaction, comprised of proceeds, excluding amounts in escrow and less transaction expenses, of approximately $4.6 million ($2.3 million net of tax). A portion of the total proceeds, $637,000 in cash, remained in escrow for one year pursuant to the asset sale agreement with Chordiant and $608,000 of this amount was received by the Company in May 2002. The escrow funds were not included on the balance sheet or in the computation of gain on sale; hence, the receipt of funds in May 2002 was recognized as other income for the quarter ended June 30, 2002.

As a result of the sale of its Dialog Server product line, the Company will forgo future revenue opportunities but will significantly reduce expenses. Revenues and expenses for the Dialog Server product line were as follows (in thousands):

                                2001      2000       1999
                            --------- ---------  ---------
Revenues...................     $275      $740
Cost of revenues...........       99       378
Research and development...      606     1,861        351
Sales and marketing........      566      2088        156

Liquidity and Capital Resources

At June 30, 2002, the Company had cash and cash equivalents of approximately $9.0 million, compared to $8.3 million at December 31, 2001.

Net cash provided by operating activities was $91,000 in the first six months of 2002 compared to net cash provided by operating activities of $1.7 million in the first six months of 2001. The net cash provided by operating activities in the first six months of 2002 was largely due to operating profit and reductions in accounts receivable offset partially by payments of certain accrued liabilities. The net cash provided by operating activities in the first six months of 2001 was primarily due to reduction in operating expenses together with favorable net changes in working capital. The Company expects that cash will be used in the third quarter of 2002 for payments of certain professional fees and related transaction costs associated with the recently completed merger. Additionally, the Company anticipates that cash will be used for payments of accounts payable and accrued liabilities assumed in the merger.

Net cash provided by investing activities for the first six months of 2002 was $495,000, including proceeds from the Dialog Server escrow account that were partially offset by additions to property and equipment. This compares to net cash provided by purchases of $814,000 in the first six months of 2001 which included proceeds from the sale of the Dialog Server product line that were partially offset by purchases of property and equipment. The Company does not anticipate substantial cash used or generated from investing activities for the short-term.

Net cash provided by financing activities was $68,000 for the first six months of 2001 and $80,000 for the first six months of 2001, primarily from purchases of common stock under the Company's employee stock purchase plan and from the proceeds from exercises of employee stock options. The Company expects that cash provided from financing activities, primarily semi-annual sales of stock under the Employee Stock Purchase Plan, will be comparable to that of recent periods in the short-term.

The Company's principal sources of liquidity are cash and cash equivalents on hand, as well as cash flows from operations. Although transaction and integration expenses associated with the recently completed merger will reduce cash, the Company believes that its cash, cash equivalents and cash flows from operations will be sufficient to meet the Company's liquidity and capital requirements for at least the next 12 months. The Company may, however, seek additional equity or debt financing to fund further expansion. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.

RISK FACTORS

In addition to the other information contained in this quarterly report on Form 10-Q, the Company's annual report for the year ended December 31, 2001 and other reports on file with the Securities and Exchange Commission, the following risk factors should be considered carefully in evaluating the Company and its business. The Company's business faces significant risks. The risks described below may not be the only risks the Company faces. Additional risks that the Company does not yet know of or currently considers immaterial may also impair the Company's business operations. If any of the events or circumstances described in the following risks actually occur, the Company's business, financial condition or results of operations could suffer, and the trading price of the Company's common stock could decline.

ActionPoint and Old Captiva incurred substantial losses in the past and the Company may continue to incur additional losses in the future.

ActionPoint incurred losses of $1.9 million for the year ended December 31, 2001, and Old Captiva incurred losses of $422,000 for the same period. In recent periods, ActionPoint and Old Captiva did not consistently generate positive cash flow from operations. Even if the Company achieves profitability, given the competitive and evolving nature of the industry in which it operates, the Company may not be able to sustain or increase profitability on a quarterly or annual basis. The Company will need to generate higher revenues while containing costs and operating expenses to become and remain profitable. Failure to do so may cause the Company's stock price to decline.

Because of the unpredictability and variability of revenues from the Company's products, the Company may not accurately forecast revenues or match expenses to revenues which could harm quarterly operating results and cause volatility or declines in the Company's stock price.

Both ActionPoint's and Old Captiva's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors, including:

    the introduction of new or enhanced products;

    fluctuations in the size and timing of significant orders;

    uncertainty in the budgeting cycles of customers; and

    possible delays in recognizing licensing revenues and the trend within the software industry for a large portion of orders to be booked late in a given calendar quarter.

The Company currently operates with virtually no order backlog because software products are shipped shortly after orders are received. This fact makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, the Company obtains a significant portion of its revenues from indirect sales channels over which it has little control. Moreover, expense levels are based to a significant extent on expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, the Company's operating results are likely to be harmed because only small portions of expenses vary with revenues.

As a result of these factors, the Company believes that revenues, expenses and operating results are likely to vary significantly between quarters in the future and comparisons of operating results from period-to-period will not necessarily be meaningful. As such, these comparisons should not be relied upon as the sole measure of the Company's future performance. Operating results of the Company in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, the Company could experience an immediate and significant decline in the trading price of its stock.

The Company may not be able to compete successfully against current and potential competitors.

The Company believes competition in the information capture software industry may intensify in the future. The market for forms processing and document capture solutions is very competitive and subject to rapid change. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from both established and emerging companies. Many potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company, in addition to significantly greater name recognition and a larger installed base of customers. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of competitive products than the Company. There is also a substantial risk that announcements of competing products by potential competitors could result in the delay or postponement of customer orders in anticipation of the introduction of the competitors' new products.

Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. These cooperative relationships may limit the Company's ability to sell its products through particular reseller partners. Accordingly, new competitors or competitive cooperative relationships may emerge and rapidly gain significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could harm the Company's revenues, business and results.

If the market for information capture software does not grow, the Company's revenues may not grow.

The market for information capture software is fragmented and extremely competitive. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about its software products and the information capture market generally. These expenditures may fail to achieve any additional degree of market acceptance for the Company's products. The rate at which organizations have adopted ActionPoint and Old Captiva products has varied significantly in the past, and the Company expects to continue to experience such variations in the future. If the market for information capture products grows more slowly than the Company currently anticipates, the Company's revenues will not grow and its operating results will suffer.

If the Company is unable to respond in an effective and timely manner to technological change and new products in the industry, its revenues and operating results will suffer.

If the Company faces material delays in introducing new services, products and enhancements, its customers may forego the use of its services and use those of its competitors. The market for information capture is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to continue to enhance its current products while developing and introducing new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in the Company's software, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company's operating results and financial condition. Both ActionPoint and Old Captiva experienced delays in the past in the release of new products and new product enhancements. The Company may fail to develop and market on a timely and cost effective basis new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements. The Company may also experience difficulties that could delay or prevent the successful development, introduction or marketing of its products or reduce the likelihood that its new products and product enhancements will achieve market acceptance.

Software defects that are discovered in the Company's products could damage its reputation, causing loss of customers and resulting in significant costs and liabilities.

The Company's software products are complex and may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, both ActionPoint and Old Captiva have discovered software errors in certain of their new products after their introduction. In addition, the Company's products are combined with complex products developed by other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Defects and errors, or end-user perception of defects and errors, found in current versions, new versions or enhancements of these products after commencement of commercial shipments may result in:

    loss of customers;

    damage to brand reputation;

    delay in market acceptance of current and future products;

    diversion of development and engineering resources; and

    legal actions by customers.

The occurrence of any one or more of these factors could harm the Company's operating results and financial condition.

If the Company cannot manage and expand international operations, its revenues may not increase and its business and results of operations would be harmed.

In 2001, ActionPoint's international sales represented approximately 30% of its revenues, and Old Captiva's international sales represented approximately 14% of its revenues. The Company anticipates that, for the foreseeable future, a significant portion of revenues will be derived from sources outside the United States. The Company intends to continue to expand sales and support operations internationally. In order to successfully expand international sales, the Company may establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize its products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If the Company is unable to do any of the foregoing in a timely and cost-effective manner, its sales growth internationally, if any, will be limited, and its business, operating results and financial condition would be harmed. Even if the Company is able to successfully expand international operations, it may not be able to maintain or increase international market demand for its products. The Company's international operations are generally subject to a number of risks, including:

    costs of customizing products for foreign countries;

    protectionist laws and business practices favoring local competition;

    greater difficulty or delay in accounts receivable collection;

    difficulties in staffing and managing foreign operations;

    foreign currency exchange rate fluctuations; and

    political and economic instability.

The majority of ActionPoint's and Old Captiva's historical revenues and costs have been denominated in United States dollars. However, the Company expects that in the future an increasing portion of revenues and costs will be denominated in foreign currencies. Although the Company does not currently undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, it may do so in the future. However, it does not have any plans to eliminate all foreign currency transaction exposure.

The future success of the Company is dependent on the services of its key management, sales and marketing, technical support and research and development personnel, and those persons' knowledge of the Company's business and technical expertise would be difficult to replace.

The Company's products and technologies are complex, and the Company is substantially dependent upon the continued service of existing key management, sales and marketing, technical support and research and development personnel. All of these key employees are employees "at will" and can resign at any time. Moreover, some of these key employees may be entitled to receive severance benefits upon their termination or resignation. Mergers like that of ActionPoint and Old Captiva are followed by a period of transition which often results in changes in key employees. The loss of the services of one or more of these key employees could harm the Company's business and slow product development processes or sales and marketing efforts.

If the Company fails to recruit and retain a significant number of qualified technical personnel, it may not be able to develop, introduce or enhance products on a timely basis.

The Company requires the services of a substantial number of qualified technical support and research and development personnel. The market for these highly skilled employees is characterized by intense competition, which is heightened by their high level of mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel required. The Company has experienced, and expects to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If the Company is unable to recruit and retain a sufficient number of technical personnel, it may not be able to complete development of, or upgrade or enhance, its products in a timely manner. Even if the Company is able to expand its staff of qualified technical personnel, it may require greater than expected compensation packages which would increase operating expenses.

The Company could be subject to potential product liability claims and third party liability claims related to its products and services, and as a result its reputation and operating results may suffer.

The Company's products are used in connection with critical business functions and may result in significant liability claims if they do not work properly. Limitation of liability provisions included in the Company's license agreements may not sufficiently protect the Company from product liability claims because of limitations in existing or future laws or unfavorable judicial decisions. Although neither ActionPoint nor Old Captiva experienced any material product liability claims in the past, the sale and support of the Company's products may give rise to claims in the future which may be substantial in light of the use of those products in business-critical applications. Liability claims could require expenditure of significant time and money in litigation or payment of significant damages. Any claims for damages, whether or not successful, could seriously damage the Company's reputation and business.

To manage its expected growth and expansion, the Company needs to continue to improve and implement financial and managerial controls and continue to improve its reporting systems and procedures. If the Company is unable to do so successfully, it may not be able to manage growth effectively and its operating results would be harmed.

The Company's expected growth will place a significant strain on its management, information systems and resources. In order to manage this growth effectively, the Company will need to continue to improve its financial and managerial controls and reporting systems and procedures. Any inability of the Company's management to integrate employees, products, technology advances and customer service into operations and to eliminate unnecessary duplication may have a materially adverse effect on its business, financial condition and results of operations.

If the Company is unable to build awareness of its brand, it may not be able to compete effectively against competitors with greater name recognition and its sales could be adversely affected.

If the Company is unable to economically achieve or maintain a leading position in information capture software or to promote and maintain its brands, its business, results of operations and financial condition could suffer. Development and awareness of the Company's brands will depend largely on its success in increasing its customer base. In order to attract and retain customers and to promote and maintain its brands in response to competitive pressures, the Company plans to maintain its marketing and advertising budget. There can be no assurance that the Company's efforts will be sufficient or that the Company will be successful in attracting and retaining customers or promoting its brands. Failure in this regard could harm the Company's business and results.

Significantly all of the Company's revenues are currently derived from sales and service of three software products. If demand for these products declines or fails to grow as expected, revenues of the Company will be harmed.

Historically, ActionPoint derived substantially all of its revenues from the InputAccel product family and Pixtools software tools, and substantially all of Old Captiva's revenues were generated from the FormWare product family. The Company's future operating results depend heavily upon continued and widespread market acceptance for the InputAccel, Pixtools and FormWare products and enhancements to those products. A decline in the demand for any of these products as a result of competition, technological change or other factors would cause the Company's revenues to suffer.

The Company may be unable to meet its future capital requirements.

The Company cannot be certain that financing will be available to it on favorable terms when required, or at all. If the Company raises funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of its common stock and its stockholders may experience dilution. The Company will require substantial working capital to fund its business. Each of ActionPoint and Old Captiva frequently experienced negative cash flows from operations in the past, and the Company may experience negative cash flow from operations in the future.

The Company relies upon contractual provisions and domestic copyright and trademark laws to protect its proprietary rights. Such laws may not be sufficient to protect the Company's intellectual property from others who may sell similar products.

The Company believes that the steps it has taken to safeguard its intellectual property afford only limited protection. The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company licenses its software products primarily under license agreements with its customers. The Company's trade secrets may be inadvertently or unlawfully disclosed. In addition, competitors may develop technologies that are similar or superior to the Company's technology or design that do not infringe the Company's copyrights and this could reduce demand for the Company's products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing the unauthorized use of the Company's products is difficult and, although the Company is not able to determine the extent to which piracy of its software products exists, software piracy is be expected to be a persistent problem. In addition, the laws of many foreign countries do not protect proprietary rights and intellectual property as fully as the laws of the United States.

The Company depends upon software it licenses from third parties, the loss of which could harm the Company's revenues.

The Company relies upon certain software licensed from third parties, including software that is integrated with the Company's internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated. Such delays would materially adversely affect the Company's business, operating results and financial condition.

If the Company were subject to a protracted infringement claim or one with a significant damage award, the Company's operating results would suffer.

Substantial litigation regarding intellectual property rights and brand names exists in the software industry. The Company expects that software product developers increasingly will be subject to infringement claims as the number of products and competitors in this industry segment grows and the functionality of products in different industry segments overlaps. The Company is not aware that any of its products infringe any proprietary rights of third parties. However, third parties, some with far greater financial resources than the Company, may claim infringement of their intellectual property rights by the Company's products. Any such claims, with or without merit, could:

    be time consuming to defend;

    result in costly litigation;

    divert management's attention and resources;

    cause product shipment delays; or

    require the Company to enter into royalty or licensing agreements.

If the Company is required to enter into royalty or licensing agreements to resolve an infringement claim, it may not be able to enter into those agreements on favorable terms. A successful claim of product infringement against the Company, or its failure or inability to either license the infringed or similar technology or develop alternative technology on a timely basis, may harm the Company's operating results. This result could lead to the Company's financial condition and liquidity being harmed because it might not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

In the past, ActionPoint and Old Captiva depended heavily on service revenues to increase overall revenues, and the Company may not be able to sustain the existing levels of profitability of this part of its business.

Many ActionPoint and Old Captiva customers entered into service agreements which made up a significant portion of each company's revenue in the past. Service revenues represented 30%, 22% and 19% of ActionPoint's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Service revenues represented 54%, 48% and 55% of Old Captiva's total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. The level of service revenues in the future will depend largely upon the Company's implementation services and ongoing renewals of customer support contracts by its growing installed customer base. The Company's implementation revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of the Company's products. In addition, the Company's customer support contracts might not be renewed in the future. Due to the increasing costs of operating a professional services organization, the Company may not be able to sustain profitability in this part of its business in the near future, or ever.

Executive officers and directors of the Company, and entities affiliated with them, have substantial control over the Company, which could delay or prevent a change in the corporate control favored by its non-affiliate stockholders.

The Company's executive officers and directors, and entities affiliated with them, beneficially own approximately 31% of the Company's common stock. These parties acting together would be able to significantly influence any matters requiring approval of the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

Provisions of the Company's charter documents, Delaware law and the Company's rights plan may have anti-takeover effects that could discourage or prevent a change in control, which may suppress the Company's stock price or cause it to decline.

Provisions of the Company's certificate of incorporation and bylaws and a rights plan adopted by the board of directors of the Company may discourage, delay or prevent a merger or acquisition that the Company's stockholders may consider favorable. Provisions of the Company's certificate of incorporation and bylaws:

    prohibit cumulative voting in the election of directors;

    eliminate the ability of stockholders to call special meetings; and

    establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

The terms of the rights plan are set forth in the rights agreement entered into by the Company and the rights agent. The rights granted pursuant to the rights agreement have anti-takeover effects, which may cause substantial dilution to any party that attempts to acquire the Company on terms that the Company's board of directors determines are not in the best interests of the Company's stockholders. Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with the Company, which may cause the market price of the Company's common stock to decline.

The Company may not be able to maintain its listing on The Nasdaq National Market, in which event the liquidity and share price of the Company's common stock will be adversely affected.

The Company's common stock is presently authorized for quotation on The Nasdaq National Market. Accordingly, the Company is subject to all requirements of its listing agreement with Nasdaq. The events that could cause the Company to have its status as a National Market Issuer terminated include:

    failure to maintain a minimum bid price for the Company's common stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether or not tangible net assets of the Company are greater than or less than $4.0 million;

    failure to maintain an audit committee that comports to the independence and other standards of The Nasdaq National Market and the Securities and Exchange Commission; and

    failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

The Company's common stock has not traded below the $1.00 minimum bid, but on July 31, 2002 the closing trading price was $1.08. If the Company's common stock price drops below $1.00, it could result in the delisting of the Company's stock on The Nasdaq National Market or the need to complete a reverse stock split. If the Company's stock is delisted and thus no longer eligible for quotation on The Nasdaq National Market, it would trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable and less liquid marketplaces. The loss of the Company's listing on The Nasdaq National Market would reduce the liquidity and share price of the common stock of the Company, as well as complicate compliance with state blue-sky laws.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of June 30, 2002, the Company had approximately $9.0 million in cash and cash equivalents.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit
Number      Description
----------- -----------------------------------------------------------------
2.1          Agreement and Plan of Merger and Reorganization dated March 4, 2002, as amended, by and among the Company, Condor Merger Corp. and Captiva
             Software Corporation ("Old Captiva"). (1)
3.1          Amended and Restated Certificate of Incorporation of the Company, as
             amended. (2)
3.2          Bylaws of the Company. (3)
4.1          Reference is made to Exhibits 3.1 and 3.2.
4.2          Form of Investor Rights Agreement dated August 27, 1993 by and among the Company and the investors identified therein. (2)
4.3          Rights Agreement dated September 9, 1997. (4)
4.4          Amendment to Rights Agreement dated October 5, 2001 by and among the
             Company, Fleet National Bank and EquiServe Trust Company, N.A. (5)
4.5          Second Amendment to Rights Agreement dated March 4, 2002 between the
             Company and EquiServe Trust Company, N.A. (1)
10.1         Form of indemnification agreement entered into between the Company and its directors and executive officers. (2)
10.2         Form of the Company's Amended and Restated 1993 Stock Option/Stock
             Issuance Plan. (2)
10.3         Amendment No. 1 to the Company's Amended and Restated 1993 Stock
             Option/Stock Issuance Plan. (7)
10.4         Form of the Company's 1999 Stock Plan. (6)
10.5         Form of the Company's Amended and Restated 1998 Employee Stock Purchase
             Plan. (6)
10.6         Form of proposed Amended and Restated 1998 Employee Stock Purchase
             Plan. (7)
10.7         The Company's lease for property at 1299 Parkmoor Ave., San Jose, CA.(6)
10.8*        Form of Severance Agreement between the Company and certain of its executive officers. (5)
10.9*        Form of Severance Agreement between the Company and certain of its executive officers in connection with the merger of the Company and Old
             Captiva. (5)
10.10*       Form of Voting Agreement between each of the Company's executive officers and directors and Old Captiva. (1)
10.11*       Form of Voting Agreement between each of Captiva California's executive officers and directors and the Company. (1)
10.12*       Form of Lock-up Agreement from each of the Company's executive officers and directors and Old Captiva (5)
10.13*       Form of Lock-up Agreement between the Company and each of the executive officers, directors and certain affiliates and stockholders of Old
             Captiva. (7)
10.14*       Employment offer letter from ActionPoint, Inc. to Rick Russo dated
             March 4, 2002. (7)
10.15*       Employment offer letter from ActionPoint, Inc. to Reynolds Bish dated
             March 4, 2002. (7)
99.1         Certification.

____________________________________

(1) Incorporated by reference to the Company's Pre- Effective Amendment No.2 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 24, 2002 (File No. 333- 87106).

(2) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 33- 66142).

(3) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 1997.

(4) Incorporated by reference to an exhibit to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 10, 1997 (File No. 001-13347).

(5) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002.

(6) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

(7) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-87106).

* Indicates management contract.

b. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTIVA SOFTWARE CORPORATION

(Registrant)
Date: August 14, 2002

By:	/s/ John Finegan

John Finegan
Executive Vice President of Finance
(Duly Authorized Officer)

By:	/s/ Rick E. Russo

Rick E. Russo
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)