Form 10-Q
period 2002-09-30
CAPTIVA SOFTWARE CORP
filed 2002-11-15
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Transition Period From ____________ To ____________

Commission file number 0-22292

Captiva Software Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0104275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10145 Pacific Heights Blvd.
San Diego, CA 92121
(858) 320-1000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Former name, former address and former fiscal year, if changed since last report:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

     As of October 31, 2002, there were 8,818,364 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CAPTIVA SOFTWARE CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
INDEX

Part I - Financial Information
Item 1 - Financial Statements.

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS*
(IN THOUSANDS)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,452	$8,325
Accounts receivable, net	11,066	4,845
Other current assets	761	935

Total current assets	18,279	14,105
Property and equipment, net	767	808
Other assets	403	415
Intangible assets, net	12,736	—

Total assets	$32,185	$15,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,865	$2,606
Deferred revenue	7,509	3,400
Accrued merger costs	1,137	—
Line of credit	2,145	—

Total current liabilities	17,656	6,006
Deferred revenue	1,762	989
Other accrued liabilities	256	176

Total liabilities	19,674	7,171

Stockholders’ equity:
Common stock	88	44
Additional paid in capital	15,521	10,130
Accumulated deficit	(3,090)	(2,017)
Accumulated other comprehensive loss	(8)	—

Total stockholders’ equity	12,511	8,157

Total liabilities and stockholders’ equity	$32,185	$15,328

*The accompanying notes are an integral part of these consolidated condensed financial statements

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS*
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues:
Software licenses	$6,097	$3,039	$13,663	$11,185
Services and other	4,566	1,655	8,501	4,967

Total revenues	10,663	4,694	22,164	16,152
Cost of revenues:
Software licenses	379	204	860	590
Services and other	2,056	904	3,741	2,755
Amortization of purchased intangible assets	389	––	389	––

Total cost of revenues	2,824	1,108	4,990	3,345

Gross profit	7,839	3,586	17,174	12,807
Operating expenses:
Research and development	1,648	1,075	3,882	3,923
Sales and marketing	3,753	2,751	9,388	9,185
General and administrative	1,293	825	2,645	2,570
Merger costs	2,148	—	2,148	—
In-process research and development	856	—	856	—

Total operating expenses	9,698	4,651	18,919	15,678

Operating loss	(1,859)	(1,065)	(1,745)	(2,871)
Other income (expense):
Interest and other income (expense), net	(22)	77	64	214
Gain (loss) on sale of Dialog Server product line	––	(409)	608	4,612

Income (loss) before income taxes	(1,881)	(1,397)	(1,073)	1,955
Provision for income taxes	—	74	—	4,177

Net loss	$(1,881)	$(1,471)	$(1,073)	$(2,222)

Basic and diluted net loss per share	$(0.26)	$(0.34)	$(0.20)	$(0.52)

Basic and diluted common equivalent shares	7,338	4,325	5,373	4,292

*The accompanying notes are an integral part of these consolidated condensed financial statements

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY *
(UNAUDITED)
(IN THOUSANDS)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Number of Shares	Amount					Comprehensive Loss

Balance at December 31, 2001	4,375	$44	$10,130	$(2,017)	$—	$8,157
Common stock issued under Employee Stock Purchase Plan	50	—	68			68
Shares issued in conjunction with merger of ActionPoint, Inc. and Captiva Software Corporation	4,393	44	5,323			5,367
Equity adjustment from foreign currencies					(8)	(8)	(8)
Net loss				(1,073)		(1,073)	(1,073)

Balance at September 30, 2002	8,818	$88	$15,521	$(3,090)	$(8)	$12,511	$(1,081)

*The accompanying notes are an integral part of these consolidated condensed financial statements

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS*
(UNAUDITED)
( IN THOUSANDS)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,073)	$(2,222)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	840	672
In-process research and development	856	—
Net gain on sale of Dialog Server product line	(608)	(2,278)
Increase in valuation allowance on deferred tax assets	––	1,664
Changes in operating assets and liabilities:
Accounts receivable	(2,382)	4,914
Other current assets and other assets	597	764
Accounts payable and accrued liabilities	(1,502)	(1,560)
Deferred revenue	910	(447)
Accrued merger costs	1,137	—

Net cash provided by (used in) operating activities:	(1,225)	1,507

Cash flows from investing activities:
Sales of marketable investments, net	—	4,299
Purchases of property and equipment	(111)	(162)
Investment in patents	(92)
Proceeds from sale of Dialog Server product line	608	887
Direct costs of merger of ActionPoint, Inc. and Captiva Software Corporation	(1,695)	––
Cash received in the merger of ActionPoint, Inc. and Captiva Software Corporation	583	––

Net cash provided by (used in) investing activities:	(707)	5,024

Cash flows from financing activities:
Proceeds from issuance of common stock	68	81

Net cash provided by financing activities	68	81

Effect of exchange rate changes on cash	(9)	––
Net increase (decrease) in cash and cash equivalents	(1,873)	6,612
Cash and cash equivalents at beginning of period	8,325	2,242

Cash and cash equivalents at end of period	$6,452	$8,854

Supplemental information:
Common stock issued in conjunction with merger of ActionPoint, Inc. and Captiva Software Corporation	$5,367	$—

*The accompanying notes are an integral part of these consolidated condensed financial statements

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.       BASIS OF PREPARATION AND ACCOUNTING POLICIES:

          Unaudited Interim Financial Information:

          The accompanying unaudited interim consolidated condensed financial statements of Captiva Software Corporation, formerly known as ActionPoint, Inc. (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  The December 31, 2001 balance sheet data was derived from audited financial statements contained in the Company’s 2001 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

          In the opinion of management, the unaudited consolidated condensed financial statements for the three- and nine-month periods ended September 30, 2002 and 2001 include all adjustments, consisting only of normal recurring adjustments (except for merger costs of $2.1 million and a write-off of in-process research and development of $856,000 for the three and nine months ended September 30, 2002), necessary to present fairly the financial information set forth herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year and should not be relied upon as such.

          Revenue Recognition

          Revenue is generated primarily from two sources (i) software licenses, which includes software license and royalty revenue, and (ii) services and other, which includes software license maintenance fees, training and professional services revenue and original equipment manufacturer, or OEM, hardware sales. License revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant undelivered obligations remain. Royalty revenue is recognized when OEM partners ship or pre-purchase rights to ship products incorporating the Company’s software, provided collection of such revenue is determined to be probable and the Company has no further obligations. Services and support revenue is recognized ratably over the period of the maintenance contract or as the services are provided.  Payments for maintenance fees are generally made in advance and are non-refundable.  OEM hardware sales revenue is recognized when the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

          For arrangements with multiple obligations (e.g. delivered and undelivered products, maintenance and other services), the Company allocates revenue to each component of the arrangement based on the fair value of the undelivered elements, which is specific to the Company, using the residual value method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

fair values for services, such as training or consulting, are based upon separate sales of these services to other customers. When software licenses are sold with professional services and such services are deemed essential to the functionality of the overall solution, combined software license and service revenue is recognized using the percentage-of-completion method of accounting. When software licenses are sold with professional services and such services are not considered essential to the functionality of the software, software license revenue is recognized when the above criteria are met and service revenue is recognized as the services are performed, or in the case of fixed fee service contracts, using the percentage-of-completion method of accounting. When software licenses are sold without services, revenue is recognized when the above criteria are met. Deferred revenue is primarily comprised of undelivered maintenance services.

          Intangible Assets

          Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized, but is tested at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from less than one year to five years.

          The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist the Company in this process, the Company used an independent valuation firm. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily used the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates the Company has used are consistent with the plans and estimates that the Company uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect the Company’s net operating results.

          In addition, the value of the Company’s intangible assets, including goodwill, is exposed to future impairments if the Company experiences declines in operating results or negative industry or economic trends or if the Company’s future performance is below the Company’s projections and estimates.

          Valuation of Long-lived, Intangible Assets and Goodwill

          The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is reviewed at least annually.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

          Factors the Company considers important which could trigger an impairment include the following:

•	Significant under performance relative to historical or projected future operating results;
•	Significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business;
•	Significant negative industry or economic trends;
•	Significant decline in the Company's stock price for a sustained period; and
•	Decreased market capitalization relative to net book value.

          When there is indication that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying value amount of the asset is not recoverable and its carrying amount exceeds its fair value.

          Reclassifications

          Certain prior year items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on total assets, net revenues, operating loss or net loss as previously reported.  During the quarter ended September 30, 2002, management reassessed the functions performed by the Company’s OEM support group.  Based on this review, the costs associated with the OEM support group were reallocated to cost of revenues.  The costs related to this function are presented as cost of revenues for all periods presented.  These costs totaled $214,000 and $499,000 for the three and nine months ended September 30, 2001, respectively.  These costs totaled $312,000 for the six months ended June 30, 2002.

          Recently Issued Accounting Pronouncements

          In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This statement supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company recently initiated certain exit activities and is accounting for those activities under EITF 94-3.  Accordingly, adoption of FAS 146 is not currently expected to have a material impact on the Company’s results of operations.

2.       LIQUIDITY:

          For the year ended December 31, 2001, the Company incurred a net loss of $1.9 million but generated positive cash flows from operating activities of $859,000 as a result of the sale of its Dialog Server product line and other cost reduction measures. For the nine months ended September 30, 2002, the Company generated a net loss of $1.1 million and cash used for operations of $1.2 million. At September 30, 2002, the Company had cash and cash equivalents of approximately $6.5 million.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

          Although transaction and integration expenses associated with the recently completed merger will reduce cash, the Company believes that its cash, cash equivalents, cash flows from operations and availability under its bank credit line will be sufficient to meet the Company’s liquidity and capital requirements for at least the next 12 months.  In the event that existing funds are not sufficient to meet the Company’s obligations, the Company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, operating results and financial condition.

3.       MERGER OF ACTIONPOINT AND CAPTIVA SOFTWARE:

          On July 31, 2002, the Company completed the merger with privately-held Captiva Software Corporation, or Old Captiva, of San Diego, California.  Old Captiva was a provider of forms information capture software and related services.  Under the terms of the merger agreement, the Company exchanged all of Old Captiva’s outstanding common stock for approximately 4.4 million shares of the Company’s common stock and 2.2 million replacement options to purchase common stock, of which 772,000 options were vested and the issuance of warrants to purchase approximately 8,000 shares of common stock. The 2.2 million options to purchase common stock have exercise prices ranging from $0.52 to $2.43 per share and a weighted-average exercise price of $1.94 per share.  The warrants to purchase common stock have an exercise price of $2.43 per share.

          The cost to acquire the Old Captiva business was $14.0 million, consisting of total equity consideration of $5.4 million, direct transaction costs of $1.7 million and the assumption of net liabilities totaling $6.9 million.  The merger was accounted for as a purchase.  The fair value of the Company’s common stock issued in the merger of $1.11 per share was determined based on the average closing price three days prior to the completion date of the merger.  The fair value of the vested replacement options and the warrants to purchase common stock were estimated based on a Black-Scholes model utilizing the following assumptions: fair value of common stock of $1.11 per share, expected term of 2 years, expected volatility of 90%, expected dividend yield of 0% and a risk free rate of 2.3%.  On the date of the merger the purchase price was allocated as follows:

Identified intangibles	$6,737
Goodwill	6,296
In-process research and development	856
Current assets	4,590
Non-current assets	542
Current liabilities	(11,809)
Non-current liabilities	(150)
Direct acquisition costs	(1,695)

Equity consideration	$5,367

          In connection with the merger, the Company wrote-off the purchased in-process research and development of $856,000, which was charged to operations for the three and nine months ended September 30, 2002. The purchased in-process research and development is solely related to the next version of Old Captiva’s Formware software.  The latest release of Old Captiva’s Formware software was introduced in March 2002. Old Captiva’s forms processing solutions complement the Company’s existing line of document capture solutions to create a more complete information capture software solution.  Based on time spent on the next version of Old Captiva’s Formware software system and costs incurred, this project

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

was estimated to be approximately 44% complete as of the merger date. At the date of acquisition, the total cost to complete the project was estimated to be approximately $836,000, primarily consisting of salaries, and the project is expected to be completed during the first quarter of 2003. The estimated fair value of the project was estimated utilizing a discounted cash flow model which was based on estimates of operating results and capital expenditures for the period from August 1, 2002 to December 31, 2006 and a risk adjusted discount rate of 30%.  The other acquired intangible assets are being amortized over their estimated useful lives of between less than one year and five years. The estimated lives were determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for the information capture software industry and the history, current state and future operations of Old Captiva.

          The results of operations of Old Captiva are included in the three and nine months ended September 30, 2002 only from August 1, 2002.  If the merger would have occurred on January 1, 2001, pro forma financial information would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenue	$11,529	$11,101	$35,142	$34,006
Net loss	(1,808)	(1,592)	(1,431)	612
Basic and diluted net loss per share	(0.20)	(0.18)	(0.16)	0.07

          The pro forma financial information is not necessarily indicative of the results to be expected for an entire year and should not be relied upon as such.  The pro forma financial information above includes the results of operations from the Old Captiva business from January 1, 2001.  In addition, the pro forma financial information above includes the amortization of purchased intangible assets from the beginning of each of the periods presented and $2.1 million in merger costs in the three and nine months ended September 30, 2002 and excludes a write-off of in-process research and development of $856,000 in the three and nine months ended September 30, 2002.

          During the three months ended September 2002, as the result of a review of the combined operation, the Company adopted a plan which included a reduction of its workforce and office space made redundant by the merger.  This plan is expected to largely be completed during 2003.  As a result of the adoption of this plan, the Company recorded charges of $2.1 million during the three and nine months ended September 30, 2002.  These charges primarily relate to the consolidation of the Company’s continuing operations resulting in the impairment of an asset, excess lease costs and a reduction in workforce, resulting in costs incurred for employee severance.

          Employee reductions occurred primarily in marketing and administrative areas.  As a result of this plan, the Company reduced its work force by approximately 20 employees.  Substantially all workforce reductions have occurred or will occur during 2002.  During the three and nine months ended September 30, 2002, charges related to the reduction of workforce totaling $879,000 were recorded and activities costing $540,000 were completed.

          As a part of this plan, the carrying value of a prepaid royalty fee was written off.  The technology associated with this royalty fee was utilized in certain of the Company’s products and because of technology acquired in the merger it will no longer be utilized.  In the third quarter, the Company recorded a loss from impairment of an asset of $471,000, which was recorded as a merger cost.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

          Also as part of this plan, the Company elected to consolidate its operations and attempt to sublease certain of its facilities which housed portions of its operations, marketing, sales and administrative activities.  In the third quarter, the Company recorded estimated excess lease costs of $798,000 which were recorded as merger costs.  Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on a potential sublease and assumed carrying terms.   The rates and terms of the actual sublease, if any, may differ materially from these estimates which could result in changes in the restructuring charge recognized during the three and nine months ended September 30, 2002.

          Future cash outlays related to this plan are expected to be completed in 2003.  During the three and nine months ended September 30, 2002, charges totaling $2.1 million were recorded and activities costing $1.0 million were completed.

Details of the merger costs are as follows (in thousands):

	Cash/ Non- cash	Estimated Cost	Completed Activity	Reserve Balance at September 30, 2002

Impairment of assets	Non-cash	$471	$(471)	$—
Excess lease costs	Cash	798	—	798
Reduction in workforce	Cash	879	(540)	339

		$2,148	$(1,011)	$1,137

4.       COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

	June 30, 2002	December 31, 2001

	(Unaudited)
Accounts receivable, net:
Accounts receivable	$11,788	$5,094
Allowance for doubtful accounts	(722)	(249)

	$11,066	$4,845

Intangible assets:
Goodwill	$6,296	$—
Existing technology	4,813	—
Tradename and trademarks	679	—
Core technology	551	—
Maintenance agreements	479	—
Channel partner relationships	116	—
Order backlog	99	—
Patents	92	—
Accumulated amortization	(389)	—

	$12,736	$—

5.       SALE OF THE DIALOG SERVER PRODUCT LINE:

          The Company sold its Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3.00 per share at the closing sale date.  The Company sold all of the Chordiant common stock, including the shares held in escrow, in July 2001 at approximately $2.73 per share and recognized a loss of approximately $400,000 in the third quarter of 2001.  For the

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

year ended December 31, 2001 the Company recognized a pretax gain of approximately $4.6 million ($2.3 million net of tax) on the transaction, comprised of proceeds other than amounts in escrow and less transaction expenses.  A portion of the total proceeds, $637,000 in cash, remained in escrow for one year following the closing date pursuant to the asset sale agreement with Chordiant. Accordingly, this amount was not included on the balance sheet or in the initial computation of gain on sale.  The Company received $608,000 of the escrow funds in May 2002 and the Company recognized this amount as other income in the nine months ended September 30, 2002.

6.       COMPUTATION OF NET INCOME (LOSS) PER SHARE:

          For the three and nine months ended September 30, 2002, options to purchase 4,440,810 shares of common stock were excluded from the calculation of net loss per share because of their anti-dilutive effect.  For the three and nine months ended September 30, 2001, options to purchase 1,837,841 shares of common stock were excluded from the calculation of net loss per share because of their anti-dilutive effect.

7.       STOCK OPTION EXCHANGE PROGRAM:

          On August 3, 2001, the Company’s Board of Directors approved a stock option exchange program or Exchange Program. Under the Exchange Program, each employee was given the opportunity to exchange one or more stock options for a right to receive one or more new stock options to be granted at least six months and one day after the old options were cancelled, provided the optionee was still employed or providing services to the Company on such date.  The new options commenced vesting on the same date as the old options and were immediately exercisable as to the vested shares when granted. In total, options to purchase 1,137,629 shares of common stock at a weighted average exercise price per share of $6.87 were returned to the Company and cancelled as a result of the Exchange Program.  On March 2, 2002, options to purchase 1,137,629 shares of common stock were issued under the Exchange Program, each with an exercise price of $2.43 per share.

8.       LINE OF CREDIT:

          In connection with the merger, the Company assumed a line of credit with a bank. The line of credit will expire in August 2003.  On July 31, 2002, the outstanding principal balance was $2.1 million.  Borrowings under the line of credit are limited to the greater of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit and the term loan bear interest at the bank’s prime rate plus 0.5%. All assets of the Company collateralize the credit facility. The line of credit includes various financial covenants related to the Company's operating results.

9.       SEGMENTS AND GEOGRAPHIC REPORTING:

          The Company has a single reportable segment consisting of the development, marketing and servicing of information capture software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices of the Company’s subsidiaries in the United Kingdom, Germany and Australia which are responsible for sales to foreign customers. The foreign subsidiaries do not carry any significant tangible long-lived assets, and income and assets of the Company’s foreign subsidiaries were not significant for any period presented.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

          The following table presents revenue derived from domestic and international sales for the three and nine months ended September 30, 2002 and 2001, respectively (in thousands, except percentage data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

United States	$8,022	$3,685	$15,380	$12,437
% of total	75%	79%	69%	77%
International	$2,641	$1,009	$6,784	$3,715
% of total	25%	21%	31%	23%

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information in this quarterly report on Form 10-Q, including the discussion below, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements in this quarterly report on Form 10-Q other than statements of historical fact are forward-looking statements.  Examples of forward-looking statements include statements regarding the Company’s future financial results, operating results, projected costs, revenue, markets for products, competition, products, plans, objectives and strategy, as well as other statements that include words such as anticipate, believe, plan, should, would, could, expect, intend, believe, estimate, predict, potential and other similar words. These forward-looking statements are inherently uncertain and are subject to business, economic and other risks. Accordingly, actual results could differ materially from expectations based on forward-looking statements made in this quarterly report on Form 10-Q and elsewhere by the Company or on its behalf due to various factors, including, but not limited to, those set forth under the captions  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  “Risk Factors” and elsewhere contained in this quarterly report on Form 10-Q.  The Company does not undertake any obligation to update its forward-looking statements to reflect future events or circumstances.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s consolidated condensed financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and its consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

OVERVIEW:

          On March 4, 2002, ActionPoint, Inc. entered into a merger agreement with Captiva Software Corporation or Old Captiva.  The merger was completed on July 31, 2002.  In the merger, Old Captiva became a wholly-owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation.

          Captiva Software Corporation, formerly known as ActionPoint, Inc. or the Company is a leading provider of enterprise input management software solutions. Since 1989, the Company’s award-winning products have been used to manage business critical information from paper, faxed and scanned forms and documents, Internet forms and XML data streams into the enterprise in an accurate, timely and cost-effective manner. These products automate the processing of millions of forms and documents annually, converting their contents into information that is usable in database, document, content and other information management systems. The Company’s technology serves thousands of users in insurance, financial services, government, business process outsourcing, direct marketing and various other markets. Additionally, the Company markets software tools under the Pixel Translations brand to various hardware and software providers.

CRITICAL ACCOUNTING POLICIES:

          A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes.  The

Company believes that the following accounting policies fit this definition:

          Revenue Recognition

          Revenue is generated primarily from two sources (i) software licenses, which includes software license and royalty revenue, and (ii) services and other, which includes software license maintenance fees, training and professional services revenue and original equipment manufacturer, OEM, hardware sales. License revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant undelivered obligations remain. Royalty revenue is recognized when OEM partners ship or pre-purchase rights to ship products incorporating the Company’s software, provided collection of such revenue is determined to be probable and the Company has no further obligations. Services and support revenue is recognized ratably over the period of the maintenance contract or as the services are provided.  Payments for maintenance fees are generally made in advance and are non-refundable.  OEM hardware sales revenue is recognized when the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

          For arrangements with multiple obligations (e.g. delivered and undelivered products, maintenance and other services), the Company allocates revenue to each component of the arrangement based on the fair value of the undelivered elements, which is specific to the Company, using the residual value method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon separate sales of these services to other customers. When software licenses are sold with professional services and such services are deemed essential to the functionality of the overall solution, combined software license and service revenue is recognized using the percentage-of-completion method of accounting. When software licenses are sold with professional services and such services are not considered essential to the functionality of the software, software license revenue is recognized when the above criteria are met and service revenue is recognized as the services are performed, or in the case of fixed fee service contracts, using the percentage-of-completion method of accounting. When software licenses are sold without services, revenue is recognized when the above criteria are met. Deferred revenue is primarily comprised of undelivered maintenance services.

          Intangible Assets

          Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized, but is tested at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from less than one year to five years.

          The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist the Company in this process, the Company used an independent valuation firm. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily used the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates the Company has used are consistent with the plans and estimates that the Company uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect the Company's net operating results.

          In addition, the value of the Company’s intangible assets, including goodwill, is exposed to future impairments if the Company experiences declines in operating results or additional negative industry or economic trends or if the Company’s future performance is below the Company’s projections and estimates.

          Valuation of Long-lived, Intangible Assets and Goodwill

          The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment is reviewed at least annually.

          Factors the Company considers important which could trigger an impairment, include the following:

•	Significant under performance relative to historical or projected future operating results;
•	Significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business;
•	Significant negative industry or economic trends;
•	Significant decline in the Company's stock price for a sustained period; and
•	Decreased market capitalization relative to net book value.

          When there is indication that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying value amount of the asset is not recoverable and its carrying amount exceeds its fair value.

RESULTS OF OPERATIONS:

          Results of Operations of Old Captiva

          As a result of the purchase accounting that applies to the merger of ActionPoint and Old Captiva, only the results of operations of Old Captiva from August 1, 2002 are included in the Company’s results of operations for the three and nine months ended September 30, 2002 only from August 1, 2002.  Therefore, management believes that the Company will report increased revenues, increased costs and increased costs as a percentage of revenues in future periods as the operations of Old Captiva will be included for an entire reporting period.

          Revenues

          The Company’s license revenues increased 101% in the third quarter of 2002 to $6.1 million from $3.0 million in the third quarter of 2001. For the nine months ended September 30, 2002, license revenues increased 22% to $13.7 million from $11.2 million in the first nine months of 2001.

As a percent of total revenue, licenses accounted for 57% and 65% for the third quarter of 2002 and 2001, respectively, and 62% and 69% for the nine months ended September 30, 2002 and 2001, respectively. The increase in license revenue for the three- and nine-month periods ended September 30, 2002 compared to the same period in 2001 is primarily due to the merger of ActionPoint and Old Captiva.  The decreases in license revenues as a percentage of total revenues reflect the lower license revenues as a percentage of total revenues for the Old Captiva business.

          The Company’s service revenues increased 176% in the third quarter of 2002 to $4.6 million from $1.7 million in the third quarter of 2001. For the nine months ended September 30, 2002, service revenues increased 71% to $8.5 million from $5.0 million in the first nine months of 2001.  As a percentage of total revenue, services accounted for 43% and 35% for the third quarter of 2002 and 2001, respectively, and 38% and 31% for the nine months ended September 30, 2002 and 2001, respectively. The increase in service revenues both in absolute and percentage terms was attributable primarily to the merger of ActionPoint and Old Captiva.  The increases in service revenue as a percentage of total revenues reflect the higher service revenues as a percentage of total revenues for the Old Captiva business.

          Gross Profit

          Gross profit increased 119% for the third quarter of 2002 to $7.8 million from $3.6 million for the third quarter of 2001. For the nine months ended September 30, 2002, gross profit increased 34% to $17.2 million from $12.8 million in the first nine months of 2001. The increase in gross profit for both periods in 2002 is due primarily to the corresponding increase in revenues.

          Gross profit as a percentage of revenue decreased to 74% from 76% for the third quarter of 2002 and 2001, respectively, and decreased to 77% from 79% for the nine months ended September 30 2002 and 2001, respectively.  The decreases for each period are primarily attributable to the amortization of purchased intangibles which resulted from the merger of Actionpoint and Old Captiva and the increase of service revenue as a percentage of total revenues.  Since the periods presented only reflect amortization of purchased intangibles from August 1, 2002, management expects this amortization to have a more significant impact in future periods. Initially, in future periods, amortization of purchased intangibles will further decrease gross profit.

          Research and Development

          Research and development expenses increased 53% in the third quarter of 2002 to $1.6 million from $1.1 million in the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, research and development expenses were $3.9 million.  The increase for the third quarter is attributable to the merger of ActionPoint and Old Captiva.  The decrease for the nine months is attributable to the sale of the Company’s Dialog Server product line in May 2001, as substantial development expenses were incurred for this product line during 2001, which is partially offset by the merger.

          As a percent of revenue, research and development expenses decreased to 15% for the third quarter of 2002 from 23% in the third quarter of 2001 and decreased to 18% from 24% for the nine months ended September 30, 2002 and 2001, respectively.  The decreases in research and development expenses as a percentage of revenue reflect a lower percentage of research and development expense to revenue for the Old Captiva business, and for the nine months ended September 30, 2001 to a higher percentage of research and development expense to revenue for the Dialog Server product line.  Management expects research and development expense to increase in total and as a percentage of revenues in reporting periods that include the Old Captiva business for the entire period.

          Sales and Marketing

          Sales and marketing expenses increased 36% in the third quarter of 2002 to $3.8 million from $2.8 million in the third quarter of 2001. For the nine months ended September 30, 2002, sales and marketing expenses increased 2% to $9.4 million from $9.2 million in the first nine months of 2001. The increase for the third quarter is attributable to the merger of ActionPoint and Old Captiva.  The increase for the nine months is primarily attributable to the merger of ActionPoint and Old Captiva which is partially offset by reductions in marketing expenses incurred in 2001 for the launch of the Company’s Dialog Server product line, which was sold in May 2001.

          As a percent of revenue, sales and marketing expenses decreased to 35% for the third quarter of 2002 from 59% in the third quarter of 2001, and decreased to 42% from 57% for the nine months ended September 30, 2002 and 2001, respectively.

          General and Administrative

          General and administrative expenses increased 57% for the third quarter of 2002 to $1.3 million from $825,000 in the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, general and administrative expenses were $2.6 million. The increase for the quarter is attributable to the merger of ActionPoint and Old Captiva.  The increase for the nine months is also attributable to the merger and is partially offset by professional fees and expenses incurred in 2001 in conjunction with various strategic initiatives.

          As a percentage of revenue, general and administrative expenses decreased to 12% for the third quarter of 2002, from 18% for the third quarter of 2001 and decreased to 12% from 16% for the nine months ended September 30, 2002 and 2001, respectively. The decreases in general and administrative expenses as a percentage of revenue reflect a lower percentage of general and administrative expense to revenue for the Old Captiva business.  Management expects general and administrative expense to increase in total and as a percentage of revenues in reporting periods that include the Old Captiva business for the entire period.

          Merger Costs

          During the three months ended September 2002, as the result of a review of the combined operation, the company adopted a plan which included the impairment of an asset, a reduction of its workforce and facility space made redundant by the merger.  As a result of the adoption of this plan, the Company recorded charges of $2.1 million during the three and nine months ended September 30, 2002.

          In-process Research and Development

          In connection with the merger of ActionPoint and Old Captiva, the Company wrote-off the purchased in-process research and development of $856,000, which was charged to operations for the three and nine months ended September 30, 2002.

          Provision for Income Taxes

          No income tax provision or benefit was recorded for the third quarter of 2002 due to the uncertainty of the realization of the Company’s deferred tax assets. The income tax provision of $4.2 million recorded during the nine months ended September 30, 2001 is comprised of the following: tax on the gain of the Company’s Dialog Server product line of $1.7 million, the change in valuation allowance of approximately $3.3 million to reduce net deferred tax assets based on management’s assessment of the uncertainty of the realizability of such assets, and a provision for foreign taxes of approximately $100,000 offset by the utilization of net operating losses of $1.0 million.

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

          As a result of the sale of its Dialog Server product line, the Company has reduced revenue and  expenses.  Revenues and expenses for the Dialog Server product line were as follows for the nine months ended September 30, 2001 (in thousands):

Revenues	$275
Cost of revenues	99
Research and development	606
Sales and marketing	566

LIQUIDITY AND CAPITAL RESOURCES:

          At September 30, 2002, the Company had cash and cash equivalents of approximately $6.5 million, compared to $8.3 million at December 31, 2001.

          In connection with the merger, the Company assumed a line of credit with a bank.  On July 31, 2002, the outstanding principal balance was $2.1 million.  Borrowings under the line of credit are limited to the greater of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit and the term loan bear interest at the bank’s prime rate plus 0.5%. All assets of the Company collateralize the credit facility.

          Net cash used in operating activities was $1.2 million in the first nine months of 2002 compared to net cash provided by operating activities of $1.5 million in the first nine months of 2001.  The net cash used in operating activities in the first nine months of 2002 was largely due to the payment of merger costs, increased accounts receivable and net changes to other working capital accounts. The net cash provided by operating activities in the first nine months of 2001 was primarily due to a reduction in operating expenses together with favorable net changes in working capital. The Company expects that cash will continue to be used in the fourth quarter of 2002 for payments of certain professional fees and related transaction costs associated with the recently completed merger and costs related to integration activities, which should be off set by operating cost reductions on a combined company basis.

          Net cash used in investing activities for the first nine months of 2002 was $707,000, including direct costs of the merger and purchases of property and equipment, partially offset by proceeds from the Dialog Server escrow account and cash received in the merger. This compares to net cash provided by investing activities of $5.0 million in the first nine months of 2001 which included proceeds from net sales of marketable investments and the sale of the Dialog Server product line that were partially offset by purchases of property and equipment. The Company does not anticipate substantial cash used or generated from investing activities for the short-term.

          Net cash provided by financing activities was $68,000 for the first nine months of 2001 and $81,000 for the first nine months of 2001, primarily from purchases of common stock under the Company’s employee stock purchase plan and from the proceeds from exercises of employee stock options. The Company expects that cash provided from financing activities, primarily semi-annual sales of stock under the Employee Stock Purchase Plan, will be comparable to that of recent periods in the short-term.

          The Company’s principal sources of liquidity are cash and cash equivalents on hand, as well as cash flows from operations and the line of credit.  Although transaction and integration expenses associated with the recently completed merger will reduce cash, the Company believes that its cash, cash equivalents and cash flows from operations will be sufficient to meet the Company’s liquidity and capital requirements for at least the next 12 months.  The Company may, however, seek additional equity or debt financing to fund further expansion. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.

RISK FACTORS

          In addition to the other information contained in this quarterly report on Form 10-Q, the Company’s annual report for the year ended December 31, 2001 and other reports on file with the Securities and Exchange Commission, the following risk factors should be considered carefully in evaluating the Company and its business.  The Company’s business faces significant risks.  The risks described below may not be the only risks the Company faces.  Additional risks that the Company does not yet know of or currently considers immaterial may also impair the Company’s business operations.  If any of the events or circumstances described in the following risks actually occur, the Company’s business, financial condition or results of operations could suffer, and the trading price of the Company’s common stock could decline.

If the Company cannot successfully integrate existing business operations of ActionPoint and Old Captiva, the Company may not achieve the anticipated benefits of the merger.

          Integrating the business of Old Captiva and ActionPoint involves a number of risks, including:

•	the difficulties of the potential introduction of new or enhanced products;
•	the diversion of management’s attention from ongoing operations;
•	the difficulties and expenses in combining the operations, technology and systems of the two companies;
•	the difficulties in integrating the two companies’ key revenue-generating products and/or services in a way that would be accepted in the market;
•	the difficulties in the creation and maintenance of uniform standards, controls, procedures and policies;
•	the different geographic locations of the principal operations of ActionPoint and Old Captiva; and

•	the challenges in keeping and attracting customers.

          Importantly, in the past, as a private company Old Captiva was not subject to rigorous public disclosure and reporting obligations. Further, the process of combining the two companies could create uncertainty among employees about their future roles with the Company, thereby negatively affecting employee morale. This uncertainty may adversely affect the ability of the combined company to retain some of its key employees after the merger.

          If the Company is to realize the anticipated benefits of the merger, the operations of Old Captiva and ActionPoint must be integrated and combined efficiently and effectively. There can be no assurance that the integration will be successful, or that the anticipated benefits of the merger will be realized.

Some of the Company's stockholders are prohibited from selling the Company’s common stock received in the merger for a period of 180 days following the merger.

          The former executive officers, directors and certain former affiliates of Old Captiva have entered into lock-up agreements with the Company. Old Captiva also requested all of the holders of its preferred stock and promissory notes to enter into lockup agreements prior to the merger. The lockup agreements provide that each individual or entity entering into a lockup agreement will not sell, transfer or otherwise dispose of certain shares of the Company’s common stock owned or later acquired by that person in the merger or otherwise for a specified period of time after the merger. All of the shares received by each party to the lockup agreements are so restricted until January 28, 2003. During this period, the price of the Company’s common stock may fluctuate significantly. These holders will be prohibited from selling their common stock at a time they may consider appropriate, resulting in reduced liquidity and selling opportunities until January 28, 2003. However, these shares of the Company’s common stock will become eligible for sale to the public after January 28, 2003. The sale of a large amount of shares in the public market after the expiration of the lockup period, or the appearance that a large number of shares are available for sale, may cause the market price of the Company’s common stock to decline.

ActionPoint and Old Captiva incurred substantial losses in the past and the Company may continue to incur additional losses in the future.

          ActionPoint incurred losses of $1.9 million for the year ended December 31, 2001, and Old Captiva incurred losses of $422,000 for the same period.  In recent periods, ActionPoint and Old Captiva did not consistently generate positive cash flow from operations.  Even if the Company achieves profitability, given the competitive and evolving nature of the industry in which it operates, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.  The Company will need to generate higher revenues while containing costs and operating expenses to become and remain profitable.  Failure to do so may cause the Company’s stock price to decline.

The merger of ActionPoint and Old Captiva could harm key third party relationships.

          The relationship between the Company and third parties with whom ActionPoint and Old Captiva had relationships prior to the merger may be harmed by the merger. Uncertainties following the merger may cause these parties to discontinue or modify these relationships. Any changes in these relationships could harm the Company’s business. In addition, customers of Old Captiva and ActionPoint and other third parties may, in response to the merger, delay or defer decisions concerning whether to utilize the services and products of the Company. The Company could experience a decrease in expected revenue as a consequence of uncertainties associated with the merger. Any delay or deferral in those decisions by customers of Old Captiva and ActionPoint or other third parties could have a material adverse effect on the business of the Company.

Because of the unpredictability and variability of revenues from the Company’s products, the Company may not accurately forecast revenues or manage expenses to revenues which could harm quarterly operating results and cause volatility or declines in the Company’s stock price.

          Both ActionPoint’s and Old Captiva’s quarterly revenues, expenses and operating results varied significantly in the past and the Company’s quarterly revenues, expenses and operating results are likely to vary significantly in the future due to a variety of factors, including:

•	fluctuations in the size and timing of significant orders;
•	possible delays in recognizing licensing revenues and the trend within the software industry for a large portion of orders to be booked late in a given calendar quarter;
•	uncertainty in the budgeting cycles of customers; and
•	the introduction of new or enhanced products.

          The Company currently operates with virtually no software order backlog because software products are shipped shortly after orders are received.  This fact makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter.  In addition, the Company obtains a significant portion of its revenues from indirect sales channels over which it has little control.  Moreover, expense levels are based to a significant extent on expectations of future revenues and therefore are relatively fixed in the short term.  If  revenue levels are below expectations, the Company’s operating results are likely to be harmed because only small portions of expenses vary with revenues.

          As a result of these factors, the Company believes that revenues, expenses and operating results are likely to vary significantly between quarters in the future and comparisons of operating results from period-to-period will not necessarily be meaningful.  As such, these comparisons should not be relied upon as the sole measure of the Company’s future performance.  Operating results of the Company in one or more future quarters may fail to meet the expectations of securities analysts or investors.  If this occurs, the Company could experience an immediate and significant decline in the trading price of its stock.

The loss of key members of the Company’s management pursuant to the merger of ActionPoint and Old Captiva may prevent the Company from achieving the anticipated benefits of the merger.

          The merger of ActionPoint and Captiva has been and will continue to be followed by a period of integration and transition. This process may result in the loss of key members of the Company’s management team. Any changes in the management team prior to the time when ActionPoint’s and Old Captiva’s businesses are fully integrated could make it significantly more difficult to integrate the critical functions of these two businesses and impair the Company’s ability to compete effectively against other information capture software providers.

          As a result of the merger, all of the former executive officers, Stephen Francis, John Finegan, James Vickers, John Stetak, David Sharp and Matthew Albanese, may be entitled to significant severance benefits if they resign or if their employment is terminated under certain circumstances after the merger. Mr. Francis, the Company’s former Chief Operating Officer, resigned as COO and Mr. Stetak resigned as Vice President of Marketing, both effective in August 2002. Each of them is entitled collect severance payments.  The other former executive officers may be entitled to resign and collect severance payments as soon as three months following the merger if they have suffered a material reduction in their authority or responsibility. In addition, Reynolds Bish, Rick Russo, Steven Burton and Blaine Owens are employees at will and may terminate their employment at any time.

Charges against earnings related to the merger of ActionPoint and Old Captiva have reduced and may continue to reduce the Company’s earnings, if any, during the post-merger integration period.

          The Company has incurred direct acquisition costs of approximately $1.7 million, including legal, accounting and financial advisory fees. There may be further merger-related costs. In addition, the Company has incurred other additional integration costs associated with the merger of $2.1 million, including the payment of employee severance benefits.  These costs, expected to be nonrecurring, have been charged to operations in the third quarter, thereby increasing expenses for the quarter.  The Company may incur additional merger-related integration costs.

Accounting charges resulting from the merger will have a negative effect on earnings over future quarters.

          The merger of ActionPoint and Old Captiva has resulted in approximately $14 million of goodwill and other intangible assets being recorded on the books of the combined company. Of this amount, up to approximately $8 million will be amortized to cost of revenues and operating expenses over the next five years.  These non-cash charges will negatively affect earnings during the amortization period, which could have a negative effect on the Company’s stock price.

The Company may not be able to compete successfully against current and potential competitors.

          The Company believes competition in the information capture software industry may intensify in the future.  The market for forms processing and document capture solutions is very competitive and subject to rapid change.  In addition, because there are relatively low barriers to entry into the software market, the Company may encounter additional competition from both established and emerging companies.  Many potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company, in addition to significantly greater name recognition and a larger installed base of customers.  As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of competitive products than the Company.  There is also a substantial risk that announcements of competing products by potential competitors could result in the delay or postponement of customer orders in anticipation of the introduction of the competitors’ new products.

          In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs.  These cooperative relationships may limit the Company’s ability to sell its products through particular reseller partners.  Accordingly, new competitors or competitive cooperative relationships may emerge and rapidly gain significant market share.  The Company also expects that competition will increase as a result of software industry consolidation.  Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could harm the Company’s revenues, business and results.

If the market for information capture software does not grow, the Company’s revenues may not grow.

          The market for information capture software is fragmented and extremely competitive.  The Company has spent, and intends to continue to spend, considerable resources educating potential customers about its software products and the information capture market generally.  These expenditures may fail to achieve any additional degree of market acceptance for the Company’s products.  The rate at which organizations have adopted ActionPoint and Old Captiva products has varied significantly in the past, and the Company expects to continue to experience such variations in the future.  If the market for information capture products grows more slowly than the Company currently anticipates, the Company’s revenues will not grow and its operating results will suffer.

If the Company is unable to respond in an effective and timely manner to technological change and new products in the industry, its revenues and operating results will suffer.

          If the Company faces material delays in introducing new services, products and enhancements, its customers may forego the use of its services and use those of its competitors.  The market for information capture is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards.  The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.  The Company’s future success will depend upon its ability to continue to enhance its current products while developing and introducing new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements.  As a result of the complexities inherent in the Company’s software, new products and product enhancements can require long development and testing periods. Significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s operating results and financial condition.  Both ActionPoint and Old Captiva experienced delays in the past in the release of new products and new product enhancements.  The Company may fail to develop and market on a timely and cost effective basis new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements.  The Company may also experience difficulties that could delay or prevent the successful development, introduction or marketing of its products or reduce the likelihood that its new products and product enhancements will achieve market acceptance.

Software defects that are discovered in the Company’s products could damage the Company's reputation, causing a loss of customers and resulting in significant costs and liabilities.

          The Company’s software products are complex and may contain errors or defects, particularly when first introduced or when new versions or enhancements are released.  In the past, both ActionPoint and Old Captiva discovered software errors in certain of their new products after they were released to the market.  In addition, the Company’s products are combined with complex products developed by other vendors.  As a result, should problems occur, it may be difficult to identify the source or sources of the problems.  Defects and errors, or end-user perception of defects and errors, found in current versions, new versions or enhancements of these products after commencement of commercial shipments may result in:

•	loss of customers;

•	damage to brand reputation;

•	delay in market acceptance of current and future products;

•	diversion of development and engineering resources; and

•	legal actions by customers.

          The occurrence of any one or more of these factors could harm the Company’s operating results and financial condition.

If the Company cannot manage and expand international operations, its revenues may not increase and its business and results of operations would be harmed.

          In 2001, ActionPoint’s international sales represented approximately 30% of its revenues, and Old Captiva’s international sales represented approximately 14% of its revenues.  The Company anticipates that, for the foreseeable future, a significant portion of revenues will be derived from sources outside the United States.  The Company intends to continue to expand sales and support operations internationally.  In order to successfully expand international sales, the Company may establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize its products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers.  If the Company is unable to do any of the foregoing in a timely and cost-effective manner, its sales growth internationally, if any, will be limited, and its business, operating results and financial condition would be harmed.  Even if the Company is able to successfully expand international operations, it may not be able to maintain or increase international market demand for its products.  The Company’s international operations are generally subject to a number of risks, including:

•	costs of customizing products for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	foreign currency exchange rate fluctuations; and

•	political and economic instability.

          The majority of ActionPoint’s and Old Captiva’s historical revenues and costs have been denominated in United States dollars.  However, the Company expects that in the future an increasing portion of revenues and costs could be denominated in foreign currencies.  Although the Company does not currently undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, it may do so in the future.  However, it does not have any plans to eliminate all foreign currency transaction exposure.

The future success of the Company is dependent on the services of its key management, sales and marketing, technical support and research and development personnel, and those persons’ knowledge of the Company’s business and technical expertise would be difficult to replace.

          The Company’s products and technologies are complex, and the Company is substantially dependent upon the continued service of existing key management, sales and marketing, technical support and research and development personnel.  All of these key employees are employees “at will” and can resign at any time.  Moreover, some of these key employees may be entitled to receive severance benefits upon their termination or resignation.  Mergers like that of ActionPoint and Old Captiva are followed by a period of transition that often results in changes in key employees.  The loss of the services of one or more of these key employees could harm the Company’s business and slow product development processes or sales and marketing efforts.

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

          The Company’s products are used in connection with critical business functions and may result in significant liability claims if they do not work properly.  Limitation of liability provisions included in the Company’s license agreements may not sufficiently protect the Company from product liability claims because of limitations in existing or future laws or unfavorable judicial decisions. Although neither ActionPoint nor Old Captiva experienced any material product liability claims in the past, the sale and support of the Company’s products may give rise to claims in the future which may be substantial in light of the use of those products in business-critical applications.  Liability claims could require expenditure of significant time and money in litigation or payment of significant damages.  Any claims for damages, whether or not successful, could seriously damage the Company’s reputation and business.

To manage its expected growth and expansion, the Company needs to continue to improve and implement financial and managerial controls and continue to improve its reporting systems and procedures.  If the Company is unable to do so successfully, it may not be able to manage growth effectively and its operating results may be harmed.

          The Company’s expected growth will place a significant strain on its management, information systems and resources.  In order to manage this growth effectively, the Company will need to continue to improve its financial and managerial controls and reporting systems and procedures.  Any inability of the Company’s management to integrate employees, products, technology advances and customer service into operations and to eliminate unnecessary duplication may have a materially adverse effect on the Company's business, financial condition and results of operations.

If the Company is unable to build awareness of its brand, it may not be able to compete effectively against competitors with greater name recognition and its sales could be adversely affected.

          If the Company is unable to economically achieve or maintain a leading position in information capture software or to promote and maintain its brands, its business, results of operations and financial condition could suffer.  Development and awareness of the Company’s brands will depend largely on its success in increasing its customer base.  In order to attract and retain customers and to promote and maintain its brands in response to competitive pressures, the Company could maintain or increase its marketing and advertising budget.  There can be no assurance that the Company’s efforts will be sufficient or that the Company will be successful in attracting and retaining customers or promoting its brands.  Failure in this regard could harm the Company’s business and results.

Substantially all of the Company’s revenues are currently derived from sales and service of three software products.  If demand for these products declines or fails to grow as expected, revenues of the Company will be harmed.

          Historically, ActionPoint derived substantially all of its revenues from the InputAccel product family and PixTools software tools, and substantially all of Old Captiva’s revenues were generated from the FormWare product family.  The Company’s future operating results depend heavily upon continued and widespread market acceptance for the InputAccel, PixTools and FormWare products and enhancements to those products.  A decline in the demand for any of these products as a result of competition, technological change or other factors would cause the Company’s revenues to suffer.

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

The Company relies upon contractual provisions and domestic copyright and trademark laws to protect its proprietary rights.  Such laws may not be sufficient to protect the Company’s intellectual property from others who may sell similar products.

          The Company believes that the steps it has taken to safeguard its intellectual property afford only limited protection.  The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights.  The Company licenses its software products primarily under license agreements with its customers.  The Company’s trade secrets may be inadvertently or unlawfully disclosed.  In addition, competitors may develop technologies that are similar or superior to the Company’s technology or design that do not infringe the Company’s copyrights and this could reduce demand for the Company’s products.  Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary.  Policing the unauthorized use of the Company’s products is difficult and, although the Company is not able to determine the extent to which piracy of its software products exists, software piracy is be expected to be a persistent problem.  In addition, the laws of many foreign countries do not protect proprietary rights and intellectual property as fully as the laws of the United States.

The Company depends upon software it licenses from third parties, the loss of which could harm the Company’s revenues.

          The Company relies upon certain software licensed from third parties, including software that is integrated with the Company’s internally developed software and used in its products to perform key functions.  There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, if at all.  The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated.  Such delays would materially adversely affect the Company’s business, operating results and financial condition.

If the Company were subject to a protracted infringement claim or one with a significant damage award, the Company’s operating results would suffer.

          Substantial litigation regarding intellectual property rights and brand names exists in the software industry.  The Company expects that software product developers increasingly will be subject to infringement claims as the number of products and competitors in this industry segment grows and the functionality of products in different industry segments overlaps.  The Company is not aware that any of its products infringe any proprietary rights of third parties.  However, third parties, some with far greater financial resources than the Company, may claim infringement of their intellectual property rights by the Company’s products.  Any such claims, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation;

•	divert management’s attention and resources;

•	cause product shipment delays; or

•	require the Company to enter into royalty or licensing agreements.

          If the Company is required to enter into royalty or licensing agreements to resolve an infringement claim, it may not be able to enter into those agreements on favorable terms.  A successful claim of product infringement against the Company, or failure or inability to either license the infringed or similar technology or develop alternative technology on a timely basis, could harm the Company’s operating results, financial condition or liquidity.

In the past, ActionPoint and Old Captiva depended heavily on service revenues to increase overall revenues, and the Company may not be able to sustain the existing levels of profitability of this part of its business.

          Many ActionPoint and Old Captiva customers entered into service agreements which made up a significant portion of each company’s revenue in the past.  Service revenues represented 30%, 22% and 19% of ActionPoint’s total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.  Service revenues represented 54%, 48% and 55% of Old Captiva’s total revenues for the years ended December 31, 2001, 2000, and 1999, respectively.  The level of service revenues in the future will depend largely upon the Company’s implementation services and ongoing renewals of customer support contracts by its growing installed customer base.  The Company’s service revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of the Company’s products.  In addition, the Company’s customer support contracts might not be renewed in the future.  Due to the increasing costs of operating a professional services organization, the Company may not be able to sustain profitability in this part of its business in the near future, or ever.

Executive officers and directors of the Company, and entities affiliated with them, have substantial control over the Company, which could delay or prevent a change in the corporate control favored by non-affiliate stockholders.

          The Company’s executive officers and directors, and entities affiliated with them, beneficially own a significant percentage of the Company’s common stock.  These parties acting together would be able to significantly influence any matters requiring approval of the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

Provisions of the Company’s charter documents, Delaware law and the Company’s rights plan may have anti-takeover effects that could discourage or prevent a change in control, which may depress the Company’s stock price or cause it to decline.

          Provisions of the Company’s certificate of incorporation and bylaws and a stockholder rights plan may discourage, delay or prevent a merger or acquisition of the Company that the majority of the Company’s stockholders may consider favorable.  Provisions of the Company’s certificate of incorporation and bylaws:

•	prohibit cumulative voting in the election of directors;

•	eliminate the ability of stockholders to call special meetings; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

          The terms of the rights plan are set forth in the rights agreement entered into by the Company and the rights agent.  The rights granted pursuant to the rights agreement have anti-takeover effects, which may cause substantial dilution to any party that attempts to acquire the Company or the Company’s stock on terms that the Company’s board of directors determines are not in the best interests of the Company’s stockholders.  Certain provisions of Delaware law also may discourage, delay or prevent a party from acquiring or merging with the Company, which may cause the market price of the Company’s common stock to decline.

The Company may not be able to maintain its listing on The Nasdaq National Market, in which event the liquidity and share price of the Company’s common stock will be adversely affected.

          The Company’s common stock is presently authorized for quotation on The Nasdaq National Market.  Accordingly, the Company is subject to all the requirements of its listing agreement with NASDAQ.  Certain events could cause the Company to have its status as a National Market Issuer terminated, including:

•	failure to maintain a minimum closing bid price for the Company’s common stock of $1.00 per share for 30 consecutive trading days;

•	failure to maintain stockholders’ equity of the Company of at least $10.0 million;

•	failure to maintain an audit committee that comports to the independence and other standards of The NASDAQ National Market and the Securities and Exchange Commission; and

•	failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

          The Company’s common stock has had a closing bid price below the $1.00 minimum.  If the Company’s common stock fails to maintain a minimum closing bid price of $1.00, it could result in the delisting of the Company’s stock on The NASDAQ National Market.  If the Company’s stock is delisted and thus no longer eligible for quotation on The NASDAQ National Market, it could trade either as a NASDAQ Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable and less liquid marketplaces.  The loss of the Company’s listing on The NASDAQ National Market would reduce the liquidity and share price of the common stock of the Company and complicate compliance with state blue-sky laws.

          The Company presents pro forma operating results on a periodic basis.  The Company's investors should understand that such presentation is not intended to be a presentation in accordance with generally accepted accounting principles.

          The Company presents such financial information because it believes that many of its investors find this information to be useful in analyzing and interpreting the Company's results from operations for a period.  Such information is presented for informational purposes only and is not intended to be a substitute for financial statements presented in accordance with generally accepted accounting principles.  The Company believes that this information is presented in a manner that sufficiently describes the differences between the pro forma presentation and a presentation in accordance with generally accepted accounting principles.  The Company’s pro forma results are not a presentation in accordance with generally accepted accounting principles and are not presented in accordance with the standards applied to financial statements filed with the Securities and Exchange Commission.  For more information regarding pro forma financial statements, refer to the “Investor Alert” issued by the Securities and Exchange Commission (Release 2001-144, issued December 4, 2001).  For more information on how the Company’s pro forma financial results are different from its financial results presented in accordance with generally accepted accounting principles, please refer to the footnotes accompanying such pro forma financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

          The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of September 30, 2002, the Company had approximately $6.5 million in cash and cash equivalents.

          The Company has significant foreign operations and, as a result, is subject to various risks, including, foreign currency risks. The Company has not entered into foreign currency contracts for purposes of hedging or speculation. To date, the Company has not realized any significant gain or loss from its transactions denominated in foreign currencies.  For the nine months ended September 30, 2002, approximately 29% of the Company’s sales and approximately 10% of the Company’s operating expenses were denominated in currencies other than the Company’s functional currency. These foreign currencies are primarily British pounds, Euros and the Australian dollar.  Additionally, substantially all of the receivables and payables of the Company’s foreign subsidiaries are denominated in currencies other than the Company’s functional currency.

Item 4 – Controls and Procedures.

Evaluation of Controls and Procedures

          The Company maintains controls and procedures, which have been designed to ensure that material information related to Captiva Software Corporation, including its consolidated subsidiaries, is made known to management on a timely and consistent basis.  In response to recent legislation and proposed regulations, the Company has been reviewing its internal control structure and has established a disclosure committee, which consists of certain members of the Company’s management.  Although the Company believes its existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, the review and documentation of its internal control structure is a process that will continue in conjunction with other integration activities.

          After the formation of the disclosure committee and within 90 days prior to the filing of this quarterly report, the disclosure committee carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Mr. Bish, and Chief Financial Officer, Mr. Russo, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, Mr. Bish and Mr. Russo concluded that the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the Company’s public disclosures are timely filed and comply with SEC disclosure obligations.

Changes in Controls and Procedures

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls after the date of Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings

The Company may become involved in various lawsuits and legal proceedings which arise from time to time in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm the Company’s business.

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of ActionPoint, Inc. was held on July 30, 2002.  At this meeting, the Company solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

(i)

to approve the issuance of shares of ActionPoint common stock in connection with the merger of ActionPoint and Captiva Software Corporation, 2,036,357 shares voted on the matter, of which 1,805,669 voted “For”, 212,987 voted “Against” and 17,701 “Abstained”;

(ii)

to amend ActioPoint’s certificate of incorporation changing ActionPoint’s name to Captiva Software Corporation (conditioned upon completion of the merger), 2,036,357 shares voted on the matter, of which 1,815,927 voted “For,” 210,271 voted “Against” and 10,159 “Abstained”;

(iii)

To elect directors to serve for the ensuing year and until their successors are elected.  Elected to serve as directors were Patrick L. Edsell, John Finegan, Kimra D. Hawley, Stephen S. Francis, Bruce Silver, Daniel D. Thompkins and Thomas T. van Overbeek.  For each elected director the results of voting were: Patrick L. Edsell 3,678,530 “For” and 518,177 “Withheld”; John Finegan 3,636,599 “For” and 560,108 “Withheld”; Kimra D. Hawley 3,574,165 “For” and 622,542 “Withheld”; Stephen S. Francis 3,652,281 “For” and 544,426 “Withheld”; Bruce Silver 3,672,690 “For” and 524,017 “Withheld”; Daniel D. Thompkins 3,676,656 “For” and 520,051 “Withheld”; Thomas T. van Overbeek 3,621,451 “For” and

575,256 “Withheld.” Each of the nominees was re-elected to serve as a director of the Company.
(iv)

To ratify PricewaterhouseCoopers LLP as the Company’s independent public accountants.  4,196,707 shares voted on the matter, of which 4,103,624 voted “For,” 56,287 voted “Against” and 36,796 “Abstained”;

(v)

To approve an amendment and restatement of the Company’s employee stock purchase plan to increase the number of shares reserved for issuance during each six-month purchase period from 50,000 to 150,000 and to add a provision under which the total number of shares reserved for issuance under the ESPP will automatically be restored to 150,000 on July 1, 2002, and to 300,000 on January 1 of each subsequent year.  2,036,357 shares voted on the matter, of which 1,660,213 voted “For,” 353,323 voted “Against” and 22,821 “Abstained”; and

(vi)

To approve an amendment to the Company’s 1993 stock option/stock issuance plan to increase from 10,000 to 20,000 the number of shares of common stock that will be subject to the initial option granted to new non-employee directors who became directors after (a) the merger of ActionPoint and Captiva and the election of the three Captiva directors to the board of directors or (b) the termination of the merger agreement; and to increase from 2,500 to 5,000 the number of shares of common stock that will be subject to the annual option granted to non-employee directors.  2,036,357 shares voted on the matter, of which 1,172,839 voted “For,” 837,310 voted “Against” and 26,208 “Abstained”.

Item 6.      Exhibits and Reports on Form 8-K

a.   Exhibits

Exhibit Number	Description

99.1	Certification.
99.2	Certification.

b.   Reports on Form 8-K

          On August 5, 2002, the Company filed a Current Report on Form 8-K in which the Company reported the closing of the merger between ActionPoint, Inc. and Old Captiva and that the Company was renamed Captiva Software Corporation.  The report also announced the resignation of Steve Francis as the Company’s Chief Operating Officer.  Finally, the report incorporated by reference the Joint Proxy Statement/Prospectus of the Registrant and Old Captiva, dated July 5, 2002, forming a part of the Registrant’s Pre- Effective Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-87106), the financial statements of Old Captiva and pro forma financial information of the combined company.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTIVA SOFTWARE CORPORATION

Registrant

/s/ REYNOLDS C. BISH
Date: November 12, 2002
Reynolds C. Bish Chief Executive Officer

/s/ RICK E. RUSSO

Rick E. Russo Chief Financial Officer

CERTIFICATION

          I, Reynolds C. Bish, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Captiva Software Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ REYNOLDS C. BISH

Reynolds C. Bish Chief Executive Officer

CERTIFICATION

          I, Rick E. Russo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Captiva Software Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ RICK E. RUSSO

Rick E. Russo Chief Financial Officer