Form 10-K
period 2002-12-31
CAPTIVA SOFTWARE CORP
filed 2003-03-31
CIK 909276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to                    .

Commission File Number ( 0-22292 )

Captiva Software Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0104275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10145 Pacific Heights Blvd.

San Diego, CA 92121

(858) 320-1000

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 28, 2002 was approximately $5,767,684 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of February 28, 2003 was 8,859,953.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s year ended December 31, 2002.

Certain exhibits filed with the registrant’s (i) Current Report on Form 8-K filed on March 20, 2002, (ii) Registration Statement on Form S-1, as amended (Registration No. 33-66142), (iii) Current Report on Form 8-K filed on September 24, 1997, (iv) Registration Statement on Form 8-A filed on September 10, 1997, (v) Annual Report on Form 10-K filed on March 29, 2002, (vi) Annual Report on Form 10-K filed on April 2, 2001, (vii) Registration Statement on Form S-4 (Registration No. 333-87106) are incorporated by reference into Part IV of this Report.

CAPTIVA SOFTWARE CORPORATION

FORM 10-K

For the Year Ended December 31, 2002

i

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other words of similar meaning. These statements are only predictions based on information currently available to us. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Section entitled “Risk Factors” in Item 1 of this Annual Report on Form 10-K and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements contained in this report.

Overview

Captiva Software Corporation is a result of the merger of ActionPoint, Inc., a Delaware corporation (ActionPoint), with Captiva Software Corporation, a California corporation (Old Captiva). The merger was consummated during the third quarter of 2002. In this transaction, Captiva Software Corporation became a wholly owned subsidiary of ActionPoint, and ActionPoint changed its name to Captiva Software Corporation.

ActionPoint was incorporated in California in January 1986 and was reincorporated in Delaware in September 1993. Our principal executive offices are located at 10145 Pacific Heights Boulevard, San Diego, California 92121 and our telephone number is (858) 320-1000.

We develop, market, deploy and service input management solutions used to manage business critical information from paper, faxed and scanned forms and documents, Internet forms and extensible markup language (XML) data streams into enterprises in a more accurate, timely and cost-effective manner. These solutions automate the processing of billions of forms and documents annually, converting their contents into information that is usable in database, enterprise content management, enterprise resource planning, customer relationship management, financial accounting and other information management systems.

Our Internet website address is www.captivasoftware.com. Our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, are available free of charge through our Internet website as soon as reasonably practicable after being filed with or furnished to the SEC.

Industry Background

The Input Management Problem.    Enormous quantities of information flow into businesses, government agencies and other organizations on a daily basis. Most of this information comes from customers, suppliers, employees and other third parties conducting transactions or corresponding through the use of paper and electronic forms and documents. Examples of these forms and documents include medical claims, credit applications, new account enrollments, tax returns, invoices, legal briefs, regulatory filings and other information intensive forms and documents. Some parties have predicted that the use of paper forms and documents will rapidly decline in favor of their electronic counterparts. In fact, the use of both information mediums is increasing at a significant rate and both paper and electronic forms and documents are expected to remain in use for the foreseeable future. For example, in 2000 Xerox Corporation stated that the percentage of paper versus electronic documents is expected to decline from 90% today to 40% in 2005 but also predicted a 400% increase in the volume of printed pages. These increases have and will continue to fuel rapid growth in the amount of information that needs to be entered into database, enterprise content management, enterprise resource planning, customer relationship management, financial accounting and other information management systems.

Regardless of the source, pertinent information must be collected, extracted, perfected, formatted and exported into an organization’s information management systems as quickly and cost effectively as possible. Irrelevant, incorrect or invalid data, processing delays and inefficient methods can adversely impact an organization’s revenues, operating expenses and interactions with customers, suppliers and employees. For example, an incorrect policy number for a medical insurance claim can cause the claim to be rejected, which necessitates a second submission and processing cycle or exception processing and additional correspondence, causing delays in payment to the provider, telephone calls from both the provider and the insured and a reduced level of customer satisfaction. Conversely, accurate, timely and cost effective input management processes can increase an organization’s revenue, reduce its expenses and improve its relationships with customers, suppliers and employees.

Current Approaches are Inadequate.    Current approaches to capturing data from paper forms and documents rely principally upon manual data entry. According to Harvey Spencer Associates, a consultancy firm specializing in input management, organizations in the United States spend $15 billion a year manually keying data from forms alone. Organizations generally perform this work internally or outsource it to business process outsourcing firms. Both approaches have inherent problems. Organizations performing this work internally usually distribute it on a departmental basis, where higher paid knowledge workers often manually key data directly into information management systems with minimal data validation and low productivity rates. As a result, the accuracy of the manually entered information can suffer and manual entry is a relatively expensive form and document processing method. Business process outsourcing firms, which specialize in performing this work achieve higher productivity rates, use less costly data entry operators and locations and typically offer a more cost effective approach. However, unpredictable data accuracy and turnaround times as well as an overall loss of control impede the adoption of this approach, particularly for confidential or time sensitive forms and documents.

Alternative approaches to capturing data include electronic data interchange, electronic forms and documents and, more recently, Internet applications. All of these approaches have inherent problems and limitations. Electronic data interchange is difficult to implement and has been adopted in only a few vertical markets, such as medical claims processing, where we believe approximately 40% of all claims continue to be submitted on paper forms. Electronic forms and documents suffer from user concerns about the security of the transaction, the absence of a standard data exchange format and the limited acceptance of legally binding, digital signatures. As a result, the use of electronic forms and documents has usually been limited to certain types of intra-company applications. The Internet provides a platform for e-commerce applications, which have potentially broad applicability but suffer from high Internet site abandonment rates. According to Forrester Research, an independent information technology research firm, less than 5% of visitors to an e-commerce site attempt to purchase and only 33% of those attempting to purchase actually do so. Similarly, large financial service and insurance companies report that over 95% of all Internet transactions are abandoned prior to completion.

All of these alternative input management methods require substantial custom application development and maintenance, feature minimal data validation capabilities, are disparate, single point technologies and are incapable of capturing data from legacy and new paper forms, documents and attachments. Gartner Group, another independent information technology research firm, estimates that for every dollar spent on Internet applications software organizations should expect to spend from five to twenty dollars on services, especially integration of Internet applications with existing information management systems.

Many organizations processing paper and electronic data intensive transactions are acutely aware of these problems and seeking a more comprehensive solution. The problems with manual processing and the benefits of automation in input management and processing will become increasingly evident as the volume of forms and documents processed grows. According to Strategy Partners, an independent information technology research and consulting firm, the worldwide input management software market amounted to more than $1 billion in 2002.

Our Solution

Our solution provides a universal input management platform and related services that provide our customers with the following benefits:

An Input Management Process That is More Accurate, Timely, Cost Effective and Subject to Configurable Business Rules.    Our software allows our customers to capture information from all sources in a more accurate, timely and cost effective manner while consistently applying a configurable set of business rules throughout the process. These business rules allow the information to be automatically verified and properly routed. This allows our customers to achieve higher information accuracy rates, faster processing times and lower operating costs. These benefits can increase the user’s revenues, reduce expenses and improve relationships with customers, suppliers and employees.

Rapid Implementation Timeframes.    Our software utilizes a single, integrated environment that enables rapid application development, testing and deployment. We also offer professional services to assist customers with these tasks or to perform them entirely on their behalf. These capabilities allow Captiva’s customers to achieve lower implementation costs and shorter implementation timeframes.

A Highly Flexible, Open and Scalable System.    Our software products provide a modular platform with an open architecture that is scalable from a single personal computer to large computer networks processing from several hundred to hundreds of thousands of forms and documents a day. This allows our customers to configure systems and supplement our software products with third party software and hardware products in order to meet their unique requirements and easily expand their systems should the need arise.

An Increased Return on Information Technology Investments.    Our software products typically provide a 12- to 24-month return on investment through reduced manual data entry costs alone. They also improve the quality and timeliness of information, which significantly increases its value.

The Ability to Capture Data from Diverse Sources and Export Data to Most Information Management Systems.    Our solution enables capture from paper, faxed and scanned forms, documents and attachments, electronic forms and electronic data in XML format. Hybrid means transactions in which information must be captured from more than one source; for example, a credit application submitted via an electronic form and the related paper attachments, such as tax returns and W-2 forms submitted via fax, both of which contain information required to complete the process. Our solution also provides the ability to export data in many formats, including XML, to most information management systems. This allows our customers to deploy and benefit from a single, fully integrated input management solution as opposed to multiple separate technologies and systems.

Strategy

Our objective is to extend our position as a leading provider of input management software. Key elements of our strategy to achieve this objective include:

Leverage Customers, Resellers, System Integrators and Cooperative Marketing Partners.    We perceive significant opportunities to leverage the use of our software in our existing customer base and through our resellers, system integrators and cooperative marketing partners. Captiva’s new customers generally deploy our software on a departmental basis or for limited form or document types. We believe that satisfaction with these initial deployments can lead to enterprise-wide adoption of our software. In addition, because many of the leading resellers and system integrators remarket Captiva’s software and because we have cooperative marketing partners who offer synergistic products, we expect to benefit from a multiplier effect as these partners expose our products to their current and prospective customers.

Leverage Professional Services Staff.    Our professional services staff is among the largest and most experienced in the input management market. This allows us to respond to the implementation needs of our customers, resellers and system integrators in a timely manner and gives us the ability to manage multiple concurrent deployments while maintaining a strong commitment to quality. The ability to meet customers’ needs enables us to establish strong relationships with these parties.

Strengthen Our International Presence.    We believe there are significant opportunities to increase sales of our software and services in international markets. In 2002 we derived 25% of our revenues from outside the United States. We believe the additional size and presence of our subsidiaries in the United Kingdom and Germany will improve our competitiveness in the European market, and we will continue to look to expand our international presence in other international markets.

Capture a Larger Portion of Customer Dollars Spent.    According to IDC, an independent information technology research firm, end-users are willing to pay a single vendor source 10% to 15% more for a complete solution that includes software, hardware and integration services. We believe we can extend our position and increase our average selling price by including digital scanners and other third party products as part of the solutions we provide.

Move “down market.”    We have historically focused on the “high-end” segment of the input management market, which typically involves larger volumes of forms and documents and more complex processes. Our solutions are, however, scalable and flexible enough to serve the full spectrum of market needs and we intend to expand into the “mid-market” segment by expanding the number of our resellers and system integrators.

Leverage Proven Technologies.    We believe we extend our presence by developing and introducing products that leverage our proven technology and allow us to enter new markets. For example, in 2001 we introduced our ClaimPack product to automate the processing of medical claims and 2002 we introduced our InvoicePack product to automate accounts payable departments.

Our Software and Services

FormWare

The FormWare software suite began shipping in 1996 and now provides a comprehensive set of fully compatible modules that work in conjunction with one another to capture data from paper, faxed and scanned forms, documents and attachments, electronic forms and documents and electronic data in a XML format. While it includes the ability to process less structured documents, it is optimized for the processing of more structured forms.

FormWare is a sophisticated 32 bit application for use on standalone personal computers and client-server systems using Microsoft Windows 98, NT, 2000 and XP. FormWare Enterprise Edition is available for implementing mission critical, production level solutions on client-server platforms. FormWare Desktop Edition provides many of these capabilities in a tightly integrated bundle for less demanding applications on standalone personal computers and small local area networks. Both are available in English, German and Japanese versions, and we may provide additional localized versions as part of our strategy to increase our international presence and revenues.

Because our customers are regularly required to capture large amounts of information within short timeframes in order to meet inflexible deadlines, we have optimized FormWare to provide this level of system performance and availability. FormWare uses complex queuing algorithms to ensure less than one second response times and minimize the number of system calls required to complete various tasks. Many of FormWare’s modules function as servers, which means that their resources can be shared by multiple users and that additional modules can be added as required to address more complex processing or greater throughput requirements. In the event of a system failure, the entire FormWare system or a single module can be restarted with no loss of data or significant duplicate processing. Depending upon the FormWare module, this software is licensed on either a per server or per concurrent user basis.

FormWare includes an open architecture with many application programming interfaces and access to real time event and data level information. These features and FormWare’s modular platform allow our customers, resellers and system integrators to programmatically control processing sequences, supplement our solution with third party software and hardware products, configure systems to meet their unique needs and easily expand systems to meet new requirements.

We also offer two vertical market applications that run on the FormWare platform. ClaimPack automates the processing of medical claims submitted on HCFA 1500 and UB 92 forms, and InvoicePack automates the manual keying of data from invoices by accounts payable staff. The use of these applications can speed deployment times by typically providing 80% or more of the functionality required with the remainder being implemented by our customers, resellers, system integrators or professional services staff.

InputAccel

InputAccel began shipping in November 1995. It offers a comprehensive set of fully compatible modules that work in conjunction with one another to capture data from paper, faxed and scanned forms, documents and attachments and electronic data in a XML format. While it includes the ability to process more structured forms, it is optimized for the processing of less structured documents.

InputAccel is a client server application that utilizes an open architecture and includes a set of software modules designed to automate the conversion and indexing of paper documents into formats compatible with information management systems. The Windows NT-based Enterprise Server is the foundation of our InputAccel system. It manages and controls various scanning processes, acting as a work-queue manager, performing automatic workload balancing and collecting performance data that system managers need to control the processing and insure efficiency and productivity. InputAccel modules plug into the Enterprise Server and perform specific input management tasks such as scanning, image enhancement or data extraction. Many of InputAccel’s modules function as servers, which means that their resources can be shared by multiple users and that additional modules can be added as required to address more complex processing or greater throughput requirements. As various tasks are completed the Enterprise Server provides the connectivity between paper and digital formats by delivering data and images to information management systems.

InputAccel is only available in English, but we may provide localized versions as part of our strategy to increase our international presence and revenues. Depending upon the client server module, this software is licensed on either a per server, per transaction or per concurrent user basis. In addition to our InputAccel modules, over a dozen third-party technology developers offer InputAccel-compatible modules worldwide. These technology developers help make InputAccel a standard platform for building information capture solutions and give customers the flexibility they need. These third-party relationships also help extend our reach to market segments requiring specialized functionality.

ISIS & Pix Tools

Created in 1990, our Image and Scanner Interface Specification (ISIS) is a flexible, modular software standard for acquiring, converting, viewing, printing and storing scanned document and form images. By creating applications using ISIS-based software toolkits, resellers, system integrators and third party software vendors can support over 250 devices through ISIS scanner drivers. As new devices and their corresponding ISIS drivers are made available, ISIS-based applications automatically inherit support for these drivers. The ISIS interface bridges the gap between scanner and other vendors making ISIS the de facto industry standard. Because ISIS is the basis of an industry standard (ANSI/AIIM MS61-1996), ISIS users can be confident that the hardware they have purchased will be supported by a variety of applications, and that their imaging applications will support a wide variety of scanners.

Our PixTools software toolkits provide users the most efficient means possible for adding ISIS-based imaging functions to software applications and are designed to enable software application developers to write custom, commercial-level document imaging applications. They save developers both time and money by reducing time to market, lowering application support costs, and lowering research and development costs. It is a collection of software modules, each of which performs a specific imaging related function. PixTools modules are available to control scanners, assist in the viewing of images, compress and convert the format of image data, and read or write files containing image data. PixTools modules communicate with one another using messages that carry information in “tags” and “choices”. The modules are linked together into “pipes” to perform specific imaging functions. PixTools is only available in English, but we may provide localized versions as part of our strategy to increase our international presence and revenues. This software is usually licensed on per toolkit user basis with an additional royalty being payable for each resulting end user of the application developed.

Professional Services

Our AdvantEDGE services program allows us to better address the implementation needs of our customers, resellers and system integrators and achieve a greater level of customer satisfaction. This program includes a comprehensive range of services provided by our professional and technical services staff, which consisted of 76 employees as of December 31, 2002.

Our professional services staff provides project management, functional and detailed specification preparation, application development, form redesign, system configuration, quality assurance, installation and application specific training services to customers. While our resellers and system integrators can and do provide these services to their customers, they often also ask us to provide these services to their customers on a subcontract basis. We generally charges for professional services on a fixed fee basis for projects utilizing mutually agreed upon functional and detailed specifications and on a time and materials basis for other projects.

Our technical services staff provides for the dependable and timely resolution of technical inquiries by telephone, email and over the Internet and a set of regularly scheduled training classes usually held at our offices in San Diego, California, San Jose, California and Waltham, Massachusetts. We offer several levels of these technical services, with the most comprehensive option covering 24 hours a day, seven days a week. We generally charge for customer support based upon a percentage of the related software license fees and classroom training on a per attendee basis.

Our Customers

As of December 31, 2002 we had licensed our software to over 1,000 customers. Our software is designed to address the needs of a broad range of businesses, including those in the insurance, financial services, banking, government, business process outsourcing, retail and other markets. The following is a partial list of customers that have licensed our software:

Insurance	Government

Allianz

Blue Cross Blue Shield of North Carolina

Blue Shield of California

Cigna

Empire Blue Cross Blue Shield

First Health

Highmark Blue Cross Blue Shield

Humana

Medical Mutual

Metropolitan Life

Premera

Prudential

Wisconsin Physicians Service

State of California, Franchise Tax Board

State of Florida, Departments of Revenue and Labor

State of Michigan, Department of Community Health

State of Minnesota, Department of Revenue

State of New Jersey, Department of Revenue

State of Pennsylvania, Department of Revenue & Office of the Attorney General

U.S. Bureau of the Census

U.S. Department of Justice

U.S. Department of Labor

U.S. Patent Office

Financial Services	Business Process Outsourcing
AIM Funds Consors Discover Financial Services Fidelity Investments GMAC Financial Services Primerica Putnam Investments Vanguard Group Wachovia Bank	ADP Cendris Diversified Information Technologies Lason Sourcecorp

Banking	Retail
Bank of America Bank of New York Bank One Chase Manhattan Citicorp Deutsche Postbank	Dillards Home Depot Jostens Lands’ End Victoria’s Secret

PixTools Customers	Other
Canon Cardiff Software Dicom Group (Kofax) FileNet Fujitsu Hewlett-Packard IBM Kodak Readsoft Ricoh	Amgen Amtrak Delta Airlines Greyhound JD Power and Associates Kable News Merck Monsanto Pfizer Searle

For the years ended December 31, 2002, 2001 and 2000 no single customer accounted for more than 10% of our total revenues.

Sales, Marketing & Business Development

We sell input management software and services through our direct sales staff, often in conjunction with cooperative marketing partners. Approximately 29% of our sales are made through resellers and system integrators and the remainder comes from our direct sales staff. We believe our ability to successfully work with and through these diverse and sometimes competing channels represents a significant competitive advantage. As of December 31, 2002, our sales, marketing and business development staff consisted of 95 employees and we had over 100 resellers, system integrators and cooperative marketing partners. We intend to expand our sales and marketing staff and activities and to increase the number of our resellers, system integrators and strategic marketing partners.

Our sales strategy involves targeting organizations with forms or document capture needs that either already recognize or can be educated about their input management problems. Because our software can increase an organization’s revenue, reduce its expenses and improve its relationships with customers, suppliers and employees, we direct our selling efforts to senior management, including executives responsible for input management functions as well as chief information and chief financial officers at prospective customers. We explain the benefits of our software, assess the specific needs of the organizations, create demonstrations and provide proposals, including return on investment analyses, to satisfy the prospective customer’s requirements. The sales cycle typically ranges from 60 to 180 days.

We use a variety of marketing programs to build awareness of input management problems and our software and brand name, including product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, advertising, trade shows, speaking engagements and Internet site marketing. Our marketing staff also produces collateral materials to support sales to prospective customers that include brochures, data sheets, white papers, customer success stories, presentations and demonstrations.

Our resellers and system integrators include American Management Systems, BancTec, Documentum, DST, EDS, IBM Global Services, Xerox, Lockheed Martin, Logicon (a Northrop Grumman company), Nissho Electronics Corporation, PFPC (PNC’s mutual fund servicing subsidiary) and Unisys.

In the years ended December 31, 2002, 2001 and 2000 none of our resellers or system integrators accounted for more than 10% of our total revenues.

We believe cooperative marketing partners who offer synergistic products are important in selling and marketing our solution. We benefit from a multiplier effect as these partners expose Captiva’s products to more of their customers and prospects. As a result, we have developed such arrangements with numerous cooperative marketing partners, including Eastman Kodak, FileNET, IBM, IBML, Information Management Resources, Interwoven, Open Text, Optika and Legato.

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

Technical Support

An important element in our strategy is to provide comprehensive support of our products. We believe that responsive technical support is essential to satisfy customer requirements. Our support activities provide telephone support via a help desk, e-mail support and remote support that provide direct access from our support staff to our customers’ systems for problem diagnosis and resolution. We also provide support through our Web site, which offers technical information designed to assist in answering frequently asked questions and in problem diagnosis and resolution. Customers are required to buy an annual maintenance contract when they initially license our software and most renew this contract on an annual basis. Additionally, we provide a variety of training and professional consulting services to many of our customers, which assist them to more efficiently implement their systems.

We typically provide a ninety-day warranty program on all our products. Our standard terms and conditions provide that a customer may return a defective product for repair or replacement during the warranty period.

Intellectual Property

We have invested significantly in the development of proprietary technology for our products and our operations frequently incorporate proprietary and confidential information. We rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. We protect our software, documentation and other written materials under trade secret and copyright laws, which only provide limited protection. We hold one patent and currently have no patent applications pending. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information.

Use by customers of our software is governed by shrink-wrap or executed license agreements. We also enter into written agreements with each of our resellers and system integrators for the distribution of our software.

Competition

The market for our products is highly competitive, evolving and subject to rapid technological change. We believe that the principal competitive factors in the input management market are:

•	solution performance, features, functionality and reliability;

•	ability to provide professional services;

•	price/performance characteristics;

•	timeliness of new product introductions with minimal fixes;

•	adoption of emerging standards;

•	brand name;

•	access to customers; and

•	the financial stability of the vendor.

We believe that we compare favorably with our competitors with respect to each of the above factors.

Our principal competitors are:

•	companies addressing segments of the input management market, including Adobe, Cardiff Software, OCE OD, Dakota Imaging, Datacap, Easy Software, FileNet, Improx (an Isis Holding AG company), IteSoft, Kleindienst, Kofax (a Dicom Group company), Microsoft, Microsystems Technology, Mitek Systems, PureEdge, ReadSoft, Recognition Research, Shana, Scan-Optics, Top Image Systems and others;

•	electronic data interchange and e-commerce software vendors; and

•	in-house development efforts by our customers, prospective customers, resellers and system integrators.

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

Employees

As of December 31, 2002, we had 271 employees. We employ 175 people in marketing, sales, services, technical support; 60 in engineering and product development and 36 in finance and administration. None of the employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are good.

Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K. Investing in our common stock involves a high degree of risk. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you may lose all or part of your investment.

The merger of ActionPoint and Old Captiva could harm key third party relationships.

The merger may harm our relationship with third parties with whom ActionPoint and Old Captiva had relationships prior to the merger. Uncertainties following the merger may cause these parties to discontinue or modify these relationships. Any changes in these relationships could harm our business. In addition, customers of Old Captiva and ActionPoint and other third parties may, in response to the merger, delay or defer decisions concerning whether to utilize our services and products. We could experience a decrease in expected revenue as a consequence of uncertainties associated with the merger. Any delay or deferral in those decisions by customers of Old Captiva and ActionPoint or other third parties could have a material adverse effect on our business.

Because of the unpredictability and variability of revenues from our products, we may not accurately forecast revenues or match expenses to revenues which could harm quarterly operating results and cause volatility or declines in our stock price.

Both ActionPoint’s and Old Captiva’s quarterly revenues, expenses and operating results varied significantly in the past and our quarterly revenues, expenses and operating results are likely to vary significantly in the future due to a variety of factors, including:

•	fluctuations in the size and timing of significant orders;

•	possible delays in recognizing licensing revenues;

•	the trend within the software industry for a large portion of orders to be booked late in a given calendar quarter;

•	uncertainty in the budgeting cycles of customers; and

•	the introduction of new or enhanced products.

We currently operate with virtually no software order backlog because software products are shipped shortly after orders are received. This fact makes software revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, we obtain a significant portion of our revenues from indirect sales channels over which we have little control. Moreover, expense levels are based to a significant extent on expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, our operating results are likely to be harmed because only small portions of expenses vary with revenues.

As a result of these factors, we believe that revenues, expenses and operating results are likely to vary significantly between quarters in the future and comparisons of operating results from period-to-period will not necessarily be meaningful. As such, these comparisons should not be relied upon as the sole measure of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

The loss of key employees pursuant to the merger of ActionPoint and Old Captiva may prevent us from achieving the anticipated benefits of the merger.

The merger of ActionPoint and Captiva has been and will continue to be followed by a period of integration and transition. This process may result in the loss of key employees. The loss of key employees could make it significantly more difficult to manage the critical functions of these two businesses and impair our ability to compete effectively against other input management software providers.

As a result of the merger, James Vickers, David Sharp and Matthew Albanese, the former executive officers of ActionPoint, may be entitled to significant severance benefits if they resign or if their employment is terminated under certain circumstances after the merger. The former executive officers may be entitled to resign and collect severance payments if they have suffered a material reduction in their authority or responsibility. In addition, Reynolds Bish, Rick Russo, Steven Burton and Blaine Owens are employees at will and may terminate their employment at any time.

Charges against earnings related to the merger of ActionPoint and Old Captiva have reduced and may continue to reduce our earnings, if any, during the post-merger integration period.

We have incurred direct transaction costs of approximately $1.7 million, including legal, accounting and financial advisory fees. In addition, we incurred integration costs associated with the merger of $2.1 million, including the payment of employee severance benefits, which are expected to be nonrecurring and have been charged to operations in the third quarter of 2002, thereby increasing expenses for the quarter. We may incur additional merger-related integration costs.

Accounting charges resulting from the merger will continue to have a negative effect on earnings over future quarters.

The merger of ActionPoint and Old Captiva has resulted in approximately $13 million of goodwill and other intangible assets being recorded on the books of the combined company. Of this amount, up to approximately $6 million will be amortized as part of our cost of revenues over the next five years. These non-cash charges will negatively affect earnings during the amortization period, which could have a negative effect on our stock price.

If we cannot successfully integrate existing business operations of ActionPoint and Old Captiva, we may not achieve the anticipated benefits of the merger of ActionPoint and Old Captiva.

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

In the past, as a private company Old Captiva was not subject to rigorous public disclosure and reporting obligations. Further, the process of combining the two companies could create uncertainty among employees about their future roles with us, thereby negatively affecting employee morale. This uncertainty may adversely affect the ability of the combined company to retain some of our key employees after the merger.

If we are to realize the anticipated benefits of the merger, the operations of Old Captiva and ActionPoint must be integrated and combined efficiently and effectively. There can be no assurance that the integration will be successful, or that the anticipated benefits of the merger will be realized.

ActionPoint and Old Captiva incurred losses in the past and we may incur losses in the future.

ActionPoint incurred losses of $1.9 million for the year ended December 31, 2001, and Old Captiva incurred losses of $0.4 million for the same period. Even if we maintain profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate higher revenues while containing costs and operating expenses to become and remain profitable. Failure to do so may cause our stock price to decline.

We may not be able to compete successfully against current and potential competitors.

We believe competition in the input management software industry may intensify in the future. The market for forms processing and document capture solutions is very competitive and subject to rapid change. In addition, because there are relatively low barriers to entry into the software market, we may encounter additional competition from both established and emerging companies. Many potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than ours, in addition to significantly greater name recognition and a larger installed base of customers. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of competitive products than we can. There is also a substantial risk that announcements of competing products by potential competitors could result in the delay or postponement of customer orders in anticipation of the introduction of the competitors’ new products.

In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. These cooperative relationships may limit our ability to sell our products through particular reseller partners. Accordingly, new competitors or competitive cooperative relationships may emerge and rapidly gain significant market share. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could harm our revenues, business and results.

If the market for input management software does not grow, our revenues may not grow.

The market for input management software is fragmented and extremely competitive. We have spent, and intend to continue to spend, considerable resources educating potential customers about our software products and the input management market in general. These expenditures may fail to achieve any additional degree of market acceptance for our products. The rate at which organizations have adopted ActionPoint and Old Captiva products has varied significantly in the past, and we expect to continue to experience such variations in the future. If the market for input management products grows more slowly than we anticipate, our revenues will not grow and our operating results will suffer.

If we are unable to respond in an effective and timely manner to technological change and new products in the industry, our revenues and operating results will suffer.

If we face material delays in introducing new services, products and enhancements, our customers may forego the use of our products and services and use those of our competitors. The market for input management is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in our software, new products and product enhancements can require long development and testing periods. Significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our operating results and financial condition. Both ActionPoint and Old Captiva experienced delays in the past in the release of new products and new product enhancements. We may fail to develop and market on a timely and cost effective basis new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of our products or reduce the likelihood that our new products and product enhancements will achieve market acceptance.

Software defects that are discovered in our products could damage our reputation, causing a loss of customers and resulting in significant costs and liabilities.

Our software products are complex and may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, both ActionPoint and Old Captiva discovered software errors in certain of their products after they were released to the market. In addition, our products are combined with complex products developed by other vendors. As a result, should problems occur, it may be difficult to identify the source or sources of the problems. Defects and errors, or end-user perception of defects and errors, found in current versions, new versions or enhancements of these products after commencement of commercial shipments may result in:

•	loss of customers;

•	damage to brand reputation;

•	delay in market acceptance of current and future products;

•	diversion of development and engineering resources; and

•	legal actions by customers.

The occurrence of any one or more of these factors could harm our operating results and financial condition.

If we cannot manage and expand international operations, our revenues may not increase and our business and results of operations would be harmed.

In 2002, our international sales represented approximately 25% of our revenues. We anticipate that, for the foreseeable future, a significant portion of revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. In order to successfully expand international sales, we may establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our sales growth internationally, if any, will be limited, and our business, operating results and financial condition would be harmed. Even if we are able to successfully expand international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

•	costs of customizing products for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	foreign currency exchange rate fluctuations; and

•	political and economic instability.

The majority of ActionPoint’s and Old Captiva’s historical revenues and costs have been denominated in United States dollars. However, we expect that in the future an increasing portion of revenues and costs could be denominated in foreign currencies. Although we do not currently undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we may do so in the future. However, we do not have any plans to eliminate all foreign currency transaction exposure. Foreign currency exchange rate fluctuations and other risks associated with international operations could increase our costs which, in turn, could harm our business.

Our future success is dependent on the services of our key management, sales and marketing, technical support and research and development personnel, and those persons’ knowledge of our business and technical expertise would be difficult to replace.

Our products and technologies are complex, and we are substantially dependent upon the continued service of existing key management, sales and marketing, technical support and research and development personnel. All of these key employees are employees “at will” and can resign at any time. Moreover, some of these key employees may be entitled to receive severance benefits upon their termination or resignation. Mergers like that of ActionPoint and Old Captiva are followed by a period of transition that often results in changes in key employees. The loss of the services of one or more of these key employees could harm our business and slow product development processes or sales and marketing efforts.

If we fail to recruit and retain a significant number of qualified technical personnel, we may not be able to develop, introduce or enhance products on a timely basis.

We require the services of a substantial number of qualified technical support and research and development personnel. The market for these highly skilled employees is characterized by intense competition, which is heightened by their high level of mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel required. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If we are unable to recruit and retain a sufficient number of technical personnel, we may not be able to complete development of, or upgrade or enhance, our products in a timely manner. Even if we are able to expand our staff of qualified technical personnel, they may require greater than expected compensation packages which would increase operating expenses.

We could be subject to potential product liability claims and third party litigation related to our products and services, and as a result our reputation and operating results may suffer.

Our products are used in connection with critical business functions and may result in significant liability claims if they do not work properly. Limitation of liability provisions included in our license agreements may not sufficiently protect us from product liability claims because of limitations in existing or future laws or unfavorable judicial decisions. Although neither ActionPoint nor Old Captiva experienced any material product liability claims in the past, the sale and support of our products may give rise to claims in the future which may be substantial in light of the use of those products in business-critical applications. Liability claims could require expenditure of significant time and money in litigation or payment of significant damages. Any claims for damages, whether or not successful, could seriously damage our reputation and business.

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

Substantial litigation regarding intellectual property rights exists in the software industry. To date we have been notified that our technologies infringe the proprietary rights of two other parties and have settled such claims on terms we consider to be favorable. There can be no assurance that others will not claim that we have infringed proprietary rights relating to past, current or future software or technologies. We could become subject to intellectual property infringement claims as the number of our competitors grows and as our software overlaps with competitive offerings. These claims, even if meritless, could be expensive, time-consuming to defend, divert our attention from the operation of our business and cause software shipment delays. If we infringe another party’s intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the software that contains the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, if at all.

We license some technologies from third parties. Although these licenses include indemnifications, there can be no assurance that these technology licenses will not infringe the proprietary rights of others.

We depend upon software we license from third parties, the loss of which could harm our revenues.

We rely upon certain software licensed from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated. Such delays would materially adversely affect our business, operating results and financial condition.

If we were subject to a protracted infringement claim or one with a significant damage award, our operating results would suffer.

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

However, third parties, some with far greater financial resources than ours, may claim infringement of their intellectual property rights by our products. Any such claims, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation;

•	divert management’s attention and resources;

•	cause product shipment delays; or

•	require us to enter into royalty or licensing agreements.

If we are required to enter into royalty or licensing agreements to resolve an infringement claim, we may not be able to enter into those agreements on favorable terms. A successful claim of product infringement against us, or failure or inability to either license the infringed or similar technology or develop alternative technology on a timely basis, could harm our operating results, financial condition or liquidity.

To manage our expected growth and expansion, we need to continue to improve and implement financial and managerial controls and continue to improve our reporting systems and procedures. If we are unable to do so successfully, we may not be able to manage growth effectively and our operating results may be harmed.

Our expected growth will place a significant strain on our management, information systems and resources. In order to manage this growth effectively, we will need to continue to improve our financial and managerial controls and reporting systems and procedures. Any inability of our management to integrate employees, products, technology advances and customer service into operations and to eliminate unnecessary duplication may have a materially adverse effect on our business, financial condition and results of operations.

If we are unable to build awareness of our brand, we may not be able to compete effectively against competitors with greater name recognition and our sales could be adversely affected.

If we are unable to economically achieve or maintain a leading position in input management software or to promote and maintain our brands, our business, results of operations and financial condition could suffer. Development and awareness of our brands will depend largely on our success in increasing our customer base. In order to attract and retain customers and to promote and maintain our brands in response to competitive pressures, we may be required to increase our marketing and advertising budget or otherwise increase our sales expenses. There can be no assurance that our efforts will be sufficient or that we will be successful in attracting and retaining customers or promoting our brands. Failure in this regard could harm our business and results.

Most of our revenues are currently derived from sales and service of three software products. If demand for these products declines or fails to grow as expected, our revenues will be harmed.

Historically, ActionPoint derived substantially all of its revenues from the InputAccel product and PixTools software, and substantially all of Old Captiva’s revenues were generated from the FormWare product. Our future operating results continue to depend heavily upon continued and widespread market acceptance for the InputAccel, PixTools and FormWare products and enhancements to those products. A decline in the demand for any of these products as a result of competition, technological change or other factors may cause our revenues to decrease.

We may be unable to meet our future capital requirements and any inability to finance our operations could harm our business.

We cannot be certain that financing will be available to us on favorable terms when required, or at all. If we raise funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We could require substantial working capital to fund our business. Each of ActionPoint and Old Captiva frequently experienced negative cash flows from operations in the past, and we may experience negative cash flow from operations in the future. Notwithstanding these factors, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

We rely upon contractual provisions and domestic copyright and trademark laws to protect our proprietary rights. Such laws may not be sufficient to protect our intellectual property from others who may sell similar products.

We believe that the steps we have taken to safeguard our intellectual property afford only limited protection. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We license our software products primarily under license agreements with our customers. Our trade secrets may be inadvertently or unlawfully disclosed. In addition, competitors may develop technologies that are similar or superior to our technology or design that do not infringe our copyrights and this could reduce demand for our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing the unauthorized use of our products and proprietary information is difficult and, although we are not able to determine the extent to which piracy of our software products and proprietary information exists, such piracy is expected to be a persistent problem. In addition, the laws of many foreign countries do not protect proprietary rights and intellectual property as fully as the laws of the United States.

In the past, ActionPoint and Old Captiva depended heavily on service and other revenues to increase overall revenues, and we may not be able to sustain the existing levels of profitability of this part of our business.

Many ActionPoint and Old Captiva customers entered into service agreements which made up a significant portion of each company’s revenue in the past. Service and other revenues represented 43% of our total revenues for the year ended December 31, 2002. Service revenues represented 30% and 22% of ActionPoint’s total revenues for the years ended December 31, 2001 and 2000, respectively. Service revenues represented 54% and 48% of Old Captiva’s total revenues for the years ended December 31, 2001 and 2000, respectively. The level of service revenues in the future will depend largely upon our implementation services and ongoing renewals of customer support contracts by our growing installed customer base. Our service revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Due to the increasing costs of operating a professional services organization, we may not be able to sustain profitability in this part of our business in the near future, or ever.

Our executive officers and directors, and entities affiliated with them, have substantial control over us, which could delay or prevent a change in the corporate control favored by non-affiliate stockholders.

Our executive officers and directors, and entities affiliated with them, beneficially own a significant percentage of our common stock. These parties acting together would be able to significantly influence any matters requiring approval of our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Provisions of our charter documents, Delaware law and our rights plan may have anti-takeover effects that could discourage or prevent a change in control, which may depress our stock price or cause it to decline.

Provisions of our certificate of incorporation and bylaws and a stockholder rights plan may discourage, delay or prevent a merger or acquisition of us that the majority of our stockholders may consider favorable. Provisions of our certificate of incorporation and bylaws:

•	prohibit cumulative voting in the election of directors;

•	eliminate the ability of stockholders to call special meetings; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

The terms of the rights plan are set forth in the rights agreement entered into by us and the rights agent. The rights granted pursuant to the rights agreement have anti-takeover effects, which may cause substantial dilution to any party that attempts to acquire us or our stock on terms that our board of directors determines are not in the best interests of our stockholders. Certain provisions of Delaware law also may discourage, delay or prevent a party from acquiring or merging with us, which may cause the market price of our common stock to decline.

We may not be able to maintain our listing on The Nasdaq National Market, in which event the liquidity and share price of our common stock will be adversely affected.

Our common stock is presently authorized for quotation on The Nasdaq National Market. Accordingly, we are subject to all the requirements of our listing agreement with Nasdaq. Certain events could cause us to have our status as a National Market Issuer terminated, including:

•	failure to maintain a closing bid price for our common stock of at least $1.00 per share for 30 consecutive trading days;

•	failure to maintain stockholders’ equity of at least $10.0 million;

•	failure to maintain an audit committee that comports to the independence and other standards of The Nasdaq National Market and the Securities and Exchange Commission; and

•	failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

Our common stock has had a closing bid price below the $1.00 minimum within the last six months, but for fewer than 30 consecutive trading days. If our common stock fails to maintain a closing bid price of at least $1.00, it could result in the delisting of our stock on The Nasdaq National Market. If our stock is delisted and thus no longer eligible for quotation on The Nasdaq National Market, it could trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable and less liquid marketplaces. The loss of our listing on The Nasdaq National Market could reduce the liquidity and share price of our common stock and would complicate compliance with state blue-sky laws.

Item 2.	Properties

Our principal offices are located in San Diego, California and consist of approximately 25,000 square feet of office space held under a lease that expires in January 2009. We also lease approximately 46,000 square feet of office space in San Jose, California under a lease expiring in February 2004, of which approximately half is subleased to a third party, approximately 8,200 square feet of office space in Park City, Utah and 4,600 square feet of office space in Waltham, Massachusetts under a lease expiring in March 2007, both of which house a portion of Captiva’s professional and technical services and software development employees. We also lease office space for sales and professional and technical services employees in Guildford, United Kingdom; Freiburg, Germany; Munich, Germany and Toorak, Australia. We believe these offices are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

Captiva is not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “CPTV.” The common stock was initially offered to the public in September 1993. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal 2001
First Quarter	$6.75	$1.75
Second Quarter	6.25	2.51
Third Quarter	3.02	1.11
Fourth Quarter	1.89	1.17
Fiscal 2002
First Quarter	$3.15	$1.57
Second Quarter	2.14	1.60
Third Quarter	1.66	0.80
Fourth Quarter	1.75	0.68

To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on the common stock in the foreseeable future. In addition, any such dividends would be required to be approved pursuant to the terms and conditions of our line of credit.

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans is included under Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.	Selected Consolidated Financial Data

In the table below, we provide you with our summary historical consolidated financial data. We have prepared this information using our consolidated financial statements, for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. When you read this selected historical consolidated financial data, it is important that you read the historical consolidated financial statements and related notes as well as the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results. Amounts below are in thousands, except per share data.

	Year Ended December 31,
	2002(1)	2001	2000	1999	1998
Consolidated Statement of Operations Data:
For continuing operations:
Net revenue	$35,604	$22,035	$25,042	$22,178	$17,409
Gross profit	26,116	17,667	19,781	18,964	15,661
Operating income (loss)	(868)	(2,551)	(8,353)	(848)	832
Income (loss) from continuing operations	(532)	(1,915)	(8,758)	(141)	1,039
Basic and diluted net income (loss) from continuing operations per share	$(0.09)	$(0.45)	$(2.09)	$(0.03)	$0.18

Loss from discontinued operations					$(1,351)
Basic and diluted net loss from discontinued operations per share					$(0.24)

Net loss	$(532)	$(1,915)	$(8,758)	$(141)	$(312)
Basic and diluted net loss per share(2)	$(0.09)	$(0.45)	$(2.09)	$(0.03)	$(0.06)
Shares used in per share calculations	6,242	4,300	4,190	4,370	5,657

(1)	As a result of the purchase accounting that applies to the merger of ActionPoint and Old Captiva, the results of operations of Old Captiva are included in our results of operations for the year ended December 31, 2002 from August 1, 2002 and are excluded for all periods prior to the year ended December 31, 2002. The results for the year ended December 31, 2002 also include the amortization of purchased intangible assets of $1.0 million, merger costs of $2.1 million and a write-off of in-process research and development of $0.9 million.
(2)	See Note 3 of the Notes to Consolidated Financial Statements for a description of the computation of basic and diluted net income (loss) per share and the number of shares used to compute basic and diluted net income (loss) per share.

	As of December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Working capital	$1,213	$8,099	$4,960	$13,863	$19,030
Total assets	35,136	15,328	17,801	23,178	26,877
Line of credit	2,145	—	—	—	—
Total stockholders’ equity	13,091	8,157	9,922	17,378	21,357

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

On March 4, 2002, ActionPoint, Inc. entered into a merger agreement with Captiva Software Corporation or Old Captiva. The merger was completed on July 31, 2002. In the merger, Old Captiva became a wholly-owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation.

As a result of the purchase accounting that applies to the merger of ActionPoint and Old Captiva, the results of operations of Old Captiva are included in our results of operations for the year ended December 31, 2002 only from August 1, 2002. Therefore, we expect to report increased revenues and increased costs in future periods as the operations of Old Captiva will be included for an entire reporting period.

CRITICAL ACCOUNTING POLICIES:

A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes. We believe that the following accounting policies fit this definition:

Revenue Recognition

Revenue is generated primarily from two sources (i) software licenses, which includes software license and royalty revenue, and (ii) services and other, which includes software license maintenance fees, training and professional services revenue and sales of third party products, primarily digital scanners. License revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant undelivered obligations remain. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating our software, provided collection of such revenue is determined to be probable and we have no further obligations. Services and support revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Third party hardware sales revenue is recognized when the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and; (iv) collectibility is reasonably assured.

For arrangements with multiple elements (e.g. delivered and undelivered products, maintenance and other services), we allocate revenue to each element of the arrangement based on the fair value of the undelivered elements, which is specific to us, using the residual value method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon sales prices of these services when sold separately to other customers. When software licenses are sold without services, revenue is recognized when the above criteria are met. Deferred revenue is primarily comprised of undelivered maintenance services. When software licenses are sold with professional services and such services are deemed essential to the functionality of the overall solution, combined software license and service revenue is recognized over the service period. When software licenses are sold with professional services and such services are not considered essential to the functionality of the software, software license revenue is recognized when the above criteria are met and service revenue is recognized as the services are performed.

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

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist us in this process, we used an independent valuation firm. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

In addition, the value of our intangible assets, including goodwill, is subject to future impairments if we experience declines in operating results or negative industry or economic trends or if our future performance is below our projections and estimates.

Valuation of Goodwill

We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is reviewed at least annually.

Factors we consider important which could trigger an impairment, include the following:

•	Significant under performance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Decreased market capitalization relative to net book value.

When there is indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). This statement supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We recently initiated certain exit activities and are accounting for those activities under EITF 94-3. Accordingly, adoption of FAS 146 will not have a material impact on our results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“FAS 148”). This statement amends SFAS No. 123, Accounting for Stock Based Compensation (“FAS 123”) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The quarterly disclosure provisions will be effective for us beginning with the quarter ending March 31, 2003. We will continue to utilize the intrinsic value method and accordingly, adoption of FAS 148 has no impact on our results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “Interpretation”). The Interpretation requires companies to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of the Interpretation are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for interim and annual period financial statements ending after December 15, 2002. Although we have issued guarantees and will likely continue to issue guarantees that we believe are within the scope of the Interpretation, the fair value associated with such guarantees is not expected to be material. Accordingly, adoption of the Interpretation is not currently expected to have a material impact on our results of operations.

Pro Forma Results of Operations

The results of operations of Old Captiva are included in the year ended December 31, 2002 only from August 1, 2002. Accordingly, the following pro forma presentation is included to assist in making comparisons of our results on a combined basis. This pro forma presentation is prepared in accordance with Accounting Principles Board No. 16, Business Combinations.

The pro forma financial information is not necessarily indicative of the results to be expected for an entire year and should not be relied upon as such. The pro forma financial information below includes the results of operations from the Old Captiva business from January 1, 2001. In addition, the pro forma financial information above includes the amortization of purchased intangible assets from the beginning of each of the periods presented and $2.1 million in merger costs in the year ended December 31, 2002 and excludes a write-off of in-process research and development of $0.9 million in the year ended December 31, 2002. The following table sets forth certain pro forma income data for the periods indicated.

	Year Ended December 31,
	2002	2001
Net revenues:
Software licenses	$25,529	$25,455
Services and other	23,054	20,841

Total revenues	48,583	46,296
Cost of revenues:
Software licenses	1,520	1,714
Services and other	11,725	10,903
Amortization of purchased intangibles	2,076	2,175

Total cost of revenues	15,321	14,792

Gross profit	33,262	31,504

Operating expenses:
Research and development	7,749	7,828
Sales and marketing	18,863	20,691
General and administrative	6,140	6,704
Merger costs	2,148	—

Loss from operations	(1,638)	(3,719)
Other income (expense), net	(113)	4,851

Income (loss) before income taxes	(1,751)	1,132
Provision for income taxes	(345)	2,074

Pro forma net loss	(1,406)	(942)

The following table sets forth, as a percentage of total revenues, certain pro forma income data for the periods indicated.

	Year Ended December 31,
	2002	2001
Net revenues:
Software licenses	53%	55%
Services and other	47%	45%

Total revenues	100%	100%
Cost of revenues:
Software licenses	3%	4%
Services and other	24%	24%
Amortization of purchased intangibles	4%	5%

Total cost of revenues	31%	33%

Gross profit	69%	67%

Operating expenses:
Research and development	16%	17%
Sales and marketing	39%	45%
General and administrative	13%	14%
Merger costs	4%	—

Loss from operations	(3)%	(9)%
Other income (expense), net	(1)%	11%

Income (loss) before income taxes	(4)%	2%
Provision for income taxes	(1)%	4%

Pro forma net loss	(3)%	(2)%

PRO FORMA RESULTS OF OPERATIONS:

Years Ended December 31, 2002 and 2001

Revenues

Our license revenues were consistent at $25.5 million in 2002 and 2001. As a percent of total revenue, licenses accounted for 53% and 55% in 2002 and 2001, respectively. The decrease in license revenues as a percentage of total revenues reflects an increase in third party product sales.

Our service and other revenues increased 11% in 2002 to $23.1 million from $20.8 million in 2001. As a percentage of total revenue, services accounted for 47% and 45% for 2002 and 2001, respectively. The increases in service and other revenues in total and as a percentage of total revenues reflect an increase in third party product sales.

Gross Profit

Gross profit increased 6% for 2002 to $33.3 million from $31.5 million for 2001. Gross profit as a percentage of revenue increased to 69% from 67% for 2002 and 2001, respectively. The increase in gross profit for 2002 is due primarily to the increase in revenues and reflects decreases in combined headcount for 2002, which is partially offset by the increase in third party product sales, which have lower margins.

Research and Development

Research and development expenses were $7.7 million and $7.8 million in 2002 and 2001, respectively. As a percent of revenue, research and development expenses were 16% for 2002 and 17% for 2001. The decrease in research and development expenses as a percentage of revenue reflects the increase in revenues.

Sales and Marketing

Sales and marketing expenses decreased 9% in 2002 to $18.9 million from $20.7 million in 2001. As a percent of revenue, sales and marketing expenses decreased to 39% for 2002 from 45% in 2001. The higher cost in 2001 is primarily attributable to marketing expenses incurred in early 2001 for the launch of our Dialog Server product, which was sold in May 2001.

General and Administrative

General and administrative expenses decreased 8% for 2002 to $6.1 million from $6.7 million in 2001. As a percentage of revenue, general and administrative expenses decreased to 13% for 2002, from 14% for 2001. The decrease is attributable to professional fees and expenses incurred in 2001 in conjunction with various strategic initiatives.

Merger Costs

Details of the merger costs are as follows (in thousands):

	Cash/ Non-cash	Estimated Cost	Completed Activity	Reserve Balance at December 31, 2002
Impairment of assets	Non-cash	$471	$(471)	$—
Excess lease costs	Cash	798	(139)	659
Reduction in workforce	Cash	879	(660)	219

		$2,148	$(1,270)	$878

During the year ended December 31, 2002, as the result of a review of the combined operation, we adopted a plan which included a reduction of our workforce and office space made redundant by the merger. Implementation of this plan is expected to largely be completed during 2003. As a result of the adoption of this plan, we recorded charges of $2.1 million during the year ended December 31, 2002. These charges primarily relate to the consolidation of the Company’s continuing operations resulting in the impairment of an asset, excess lease costs and a reduction in workforce, resulting in costs incurred for employee severance.

Employee reductions occurred primarily in marketing and administrative areas. As a result of this plan, we reduced our work force by approximately 20 employees. Substantially all workforce reductions occurred during 2002. During the year ended December 31, 2002, charges related to the reduction of workforce totaling $0.9 million were recorded and activities costing $0.7 million were completed.

As a part of this plan, the carrying value of a prepaid royalty fee was written off. The technology associated with this royalty fee was utilized in certain of our products and because of technology acquired in the merger it will no longer be utilized. In the third quarter, we recorded a loss from impairment of an asset of $0.5 million, which was classified as a merger cost.

Also as part of this plan, we elected to consolidate our operations and attempt to sublease certain of our facilities which housed portions of our operations, marketing, sales and administrative activities. During the year ended December 31, 2002, we recorded estimated excess lease costs of $0.8 million which were recorded as merger costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on a potential sublease and assumed carrying terms. In January 2003, we entered into an agreement to sublease the excess facility space. The sublease commenced in February 2003 and expires in February 2004. Future expected receipts under the sublease are $0.2 million and $40,000 for the years ending December 31, 2003 and 2004, respectively. These expected receipts are in excess of the estimated receipts used to estimate the merger costs recorded during the year ended December 31, 2002, however, due to the uncertainty of collectibility of these amounts, the estimated merger costs will be reduced as the sublease receipts are collected or reasonably expected to be collected.

Future cash outlays related to this plan of $0.9 million are expected to be completed in 2003.

Provision for Income Taxes

A tax benefit of $0.3 million has been recorded for 2002, which represents an effective tax rate of 20%. As a result of the merger, we recorded a substantial amount of non-deductible amortization charges and a non-deductible in-process research and development write-off. In addition, as a result of the merger, our ability to utilize its historical net operating losses and tax credits as well as the historical net operating losses and tax credits of the Old Captiva business may have become limited and therefore it is more likely than not that a substantial portion of those deferred tax assets will not be realized. The income tax provision of $4.0 million recorded during the year ended December, 2001 is comprised of the following: tax on the gain from the sale of our Dialog Server product of $1.7 million, the change in valuation allowance of approximately $3.1 million to reduce net deferred tax assets based on management’s assessment of the uncertainty of the realizability of such assets, and a provision for foreign taxes of approximately $0.2 million offset by the utilization of net operating losses of $1.0 million.

Sale of the Dialog Server Product

We sold our Dialog Server product to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3.00 per share at the transaction date. We sold all of our Chordiant common stock in July 2001 for a price of approximately $2.73 per share and, as a result, recognized a loss of approximately $0.4 million in the third quarter of 2001. We recognized a pretax gain on the transaction, comprised of proceeds, excluding amounts in escrow and less transaction expenses, of approximately $4.6 million ($2.3 million net of tax). A portion of the total proceeds remained in escrow for one year pursuant to the asset sale agreement with Chordiant and $0.6 million of this amount was received by us in May 2002. The escrow funds were not included on the balance sheet or in the computation of gain on sale; hence, the receipt of funds in May 2002 was recognized as other income for the year ended December 31, 2002.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Net revenues:
Software licenses	57%	68%	7	6%
Services and other	43%	32%	2	4%

Total revenues	100%	100%	100%
Cost of revenues:
Software licenses	3%	4%	2%
Services and other	21%	16%	19%
Amortization of purchased intangibles	3%	—	—

Total cost of revenues	27%	20%	21%

Gross profit	73%	80%	79%

Operating expenses:
Research and development	17%	22%	28%
Sales and marketing	39%	55%	66%
General and administrative	12%	15%	19%
Merger costs	6%	—	—
Write-off of in-process research and development	2%	—	—

Loss from operations	(3)%	(12)%	(33)%
Other income (expense), net	2%	22%	(2)%

Income (loss) before income taxes	(1)%	10%	(35)%
Provision for income taxes	1%	19%	—

Net loss	(2)%	(9)%	(35)%

RESULTS OF OPERATIONS:

Years Ended December 31, 2002 and 2001

Revenues

Our license revenues increased 35% in 2002 to $20.2 million from $15.0 million in 2001. As a percent of total revenue, licenses accounted for 57% and 68% in 2002 and 2001, respectively. The increase in license revenue for the year ended December 31, 2002 compared to 2001 is primarily due to the merger of ActionPoint and Old Captiva. The decreases in license revenues as a percentage of total revenues reflect the lower license revenues as a percentage of total revenues for the Old Captiva business.

Our service and other revenues increased 119% in 2002 to $15.4 million from $7.1 million in 2001. As a percentage of total revenue, services accounted for 43% and 32% for 2002 and 2001, respectively. The increase in service revenues both in absolute and percentage terms was attributable primarily to the merger of ActionPoint and Old Captiva. The increases in service and other revenues as a percentage of total revenues reflect the higher service revenues as a percentage of total revenues for the Old Captiva business and an increase in third party product sales.

Gross Profit

Gross profit increased 48% for 2002 to $26.1 million from $17.7 million for 2001. The increase in gross profit for 2002 is due primarily to the increase in revenues, partially offset by the amortization of intangible assets resulting from the merger of ActionPoint and Old Captiva and the increase of service and other revenue as a percentage of total revenue, which carries lower gross profit.

Gross profit as a percentage of revenue decreased to 73% from 80% for 2002 and 2001, respectively. The decrease is primarily attributable to the amortization of purchased intangibles which resulted from the merger of ActionPoint and Old Captiva and the increase of service revenue as a percentage of total revenues. Since the periods presented only reflect amortization of purchased intangibles from August 1, 2002, management expects this amortization to have a more significant impact in future periods. Initially, in future periods, amortization of purchased intangibles will further decrease gross profit.

Research and Development

Research and development expenses increased 20% in 2002 to $5.9 million from $4.9 million in 2001. The increase is attributable to the merger of ActionPoint and Old Captiva.

As a percent of revenue, research and development expenses decreased to 17% for 2002 from 22% for 2001. The decrease in research and development expenses as a percentage of revenue reflects a lower percentage of research and development expense to revenue for the Old Captiva business, and to a higher percentage of research and development expense to revenue for the Dialog Server product line which was sold in May 2001. Management expects research and development expense to increase in absolute dollars in reporting periods that include the Old Captiva business for the entire period.

Sales and Marketing

Sales and marketing expenses increased 14% in 2002 to $13.7 million from $12.0 million in 2001. The increase is primarily attributable to the merger of ActionPoint and Old Captiva which is partially offset by reductions in marketing expenses incurred in 2001 for the launch of the Company’s Dialog Server product, which was sold in May 2001.

As a percent of revenue, sales and marketing expenses decreased to 39% for 2002 from 55% in 2001. The decreases in sales and marketing expenses as a percentage of revenue reflect a lower percentage of marketing expense to revenue for the Old Captiva business. Management expects sales and marketing expense to increase in absolute dollars in reporting periods that include the Old Captiva business for the entire period.

General and Administrative

General and administrative expenses increased 33% for 2002 to $4.3 million from $3.3 million in 2001. The increase is attributable to the merger of ActionPoint and Old Captiva and is partially offset by professional fees and expenses incurred in 2001 in conjunction with various strategic initiatives.

As a percentage of revenue, general and administrative expenses decreased to 12% for 2002, from 15% for 2001. The decrease in general and administrative expenses as a percentage of revenue reflects a lower percentage of general and administrative expense to revenue for the Old Captiva business. Management expects general and administrative expense to increase in absolute dollars in reporting periods that include the Old Captiva business for the entire period.

Merger Costs

Details of the merger costs are as follows (in thousands):

	Cash/ Non-cash	Estimated Cost	Completed Activity	Reserve Balance at December 31, 2002
Impairment of assets	Non-cash	$471	$(471)	$—
Excess lease costs	Cash	798	(139)	659
Reduction in workforce	Cash	879	(660)	219

		$2,148	$(1,270)	$878

During the year ended December 31, 2002, as the result of a review of the combined operation, we adopted a plan which included a reduction of our workforce and office space made redundant by the merger. Implementation of this plan is expected to largely be completed during 2003. As a result of the adoption of this plan, we recorded charges of $2.1 million during the year ended December 31, 2002. These charges primarily relate to the consolidation of our continuing operations resulting in the impairment of an asset, excess lease costs and a reduction in workforce, resulting in costs incurred for employee severance.

Employee reductions occurred primarily in marketing and administrative areas. As a result of this plan, we reduced our workforce by approximately 20 employees. Substantially all workforce reductions occurred during 2002. During the year ended December 31, 2002, charges related to the reduction of workforce totaling $0.9 million were recorded and activities costing $0.7 million were completed.

As a part of this plan, the carrying value of a prepaid royalty fee was written off. The technology associated with this royalty fee was utilized in certain of our products and because of technology acquired in the merger it will no longer be utilized. In the third quarter, we recorded a loss from impairment of an asset of $0.5 million, which was classified as a merger cost.

Also as part of this plan, we elected to consolidate our operations and attempt to sublease certain of its facilities which housed portions of its operations, marketing, sales and administrative activities. During the year ended December 31, 2002, we recorded estimated excess lease costs of $0.8 million which were recorded as merger costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on a potential sublease and assumed carrying terms. In January 2003, we entered into an agreement to sublease the excess facility space. The sublease commenced in February 2003 and expires in February 2004. Future expected receipts under the sublease are $0.2 million and $40,000 for the years ending December 31, 2003 and 2004, respectively. These expected receipts are in excess of the estimated receipts used to estimate the merger costs recorded during the year ended December 31, 2002, however, due to the uncertainty of collectibility of these amounts, the estimated merger costs will be reduced as the sublease receipts are collected or reasonably expected to be collected.

Future cash outlays related to this plan of $0.9 million are expected to be completed in 2003.

In-Process Research and Development

In connection with the merger, we wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations for the year ended December 31, 2002. The purchased in-process research and development is solely related to the next version of Old Captiva’s FormWare software. The latest release of Old Captiva’s Formware software was introduced in March 2002. Old Captiva’s forms processing solutions complement our existing line of document capture solutions to create a more complete input management solution. Based on time spent on the next version of Old Captiva’s FormWare software system and costs incurred, this project was estimated to be approximately 44% complete as of the merger date. At the date of acquisition, the total cost to complete the project was estimated to be approximately $0.8 million, primarily consisting of salaries, and the project is expected to be completed during the second quarter of 2003. The estimated fair value of the project was estimated utilizing a discounted cash flow model which was based on estimates of operating results and capital expenditures for the period from August 1, 2002 to December 31, 2006 and a risk adjusted discount rate of 30%.

Provision for Income Taxes

A tax provision of $0.3 million has been recorded for 2002, which represents an effective tax rate of (118)%. As a result of the merger, we recorded a substantial amount of non-deductible amortization charges and a non-deductible in-process research and development write-off. In addition, as a result of the merger, our ability to utilize our historical net operating losses and tax credits as well as the historical net operating losses and tax credits of the Old Captiva business may have become limited and therefore it is more likely than not that a substantial portion of those deferred tax assets will not be realized. The income tax provision of $4.2 million recorded during the year ended December, 2001 is comprised of the following: tax on the gain from the sale of our Dialog Server product of $1.7 million, the change in valuation allowance of approximately $3.3 million to reduce net deferred tax assets based on management’s assessment of the uncertainty of the realizability of such assets, and a provision for foreign taxes of approximately $0.2 million offset by the utilization of net operating losses of $1.0 million.

Sale of the Dialog Server Product

We sold our Dialog Server product to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3 per share at the transaction date. We sold all of our Chordiant common stock in July 2001 for a price of approximately $2.73 per share and, as a result, recognized a loss of approximately $0.4 million in the third quarter of 2001. We recognized a pretax gain on the transaction, comprised of proceeds, excluding amounts in escrow and less transaction expenses, of approximately $4.6 million ($2.3 million net of tax). A portion of the total proceeds remained in escrow for one year pursuant to the asset sale agreement with Chordiant and $0.6 million of this amount was received by us in May 2002. The escrow funds were not included on the balance sheet or in the computation of gain on sale; hence, the receipt of funds in May 2002 was recognized as other income for the year ended December 31, 2002.

Years Ended December 31, 2001 and 2000

Revenues

Our license revenues decreased by 21% in 2001 to $15.0 million from $19.0 million in 2000. The decrease in license revenue for 2001 was due to information technology spending on internet related products and services and in part to a weak economy, which led to extended sales cycles and general slowdowns in information technology spending. License and royalties accounted for 68% and 76% of 2001 and 2000 total revenues, respectively.

Our service revenues, which are derived from software maintenance and professional consulting, increased by 18% in 2001 to $7.1 million from $6.0 million in 2000. This represents 32% and 24% of 2001 and 2000 total revenues, respectively. The increase in service revenues in both absolute and percentage terms was primarily attributable to a growing installed base of customers, most of which purchase ongoing software maintenance support.

Gross Profit

Gross profit decreased by 11% to $17.7 million in 2001 from $19.8 million in 2000. Gross profit margin increased to 80% in 2001 from 79% in 2000. Fluctuations in gross profit margins are generally attributable to the mix of software license revenues and lower margin services revenues. Gross profit margin for services revenues increased to 51% in 2001 compared to 21% in 2000 largely as a result of expense reductions.

Research and Development

Research and development expenses decreased by 30% in 2001 to $4.9 million from $7.0 million in 2000. The decrease in 2001 is largely related to the sale of the Dialog Server product in May 2001.

Research and development expenses decreased as a percentage of revenue to 22% in 2001, from 28% in 2000.

Sales and Marketing

Sales and marketing expenses decreased by 27% in 2001 to $12.0 million from $16.4 million in 2000. The decrease in 2001 is largely due to reductions in marketing expenses incurred in 2000 and early 2001 for the Dialog Server product, which was sold in May 2001. Additionally, there was a stock related bonus expense of $0.6 million in 2000.

Sales and marketing expenses decreased as a percentage of revenue to 55% in 2001, from 66% in 2000.

General and Administrative

General and administrative expenses decreased by 31% in 2001 to $3.3 million from $4.7 million in 2000. This decrease is primarily attributable to a $1.1 million stock related bonus in 2000.

General and administrative expenses decreased as a percentage of revenue to 15% in 2001, from 19% in 2000.

Sale of the Dialog Server Product

We sold our Dialog Server product to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3 per share at the transaction date. We sold all of the Chordiant common stock, including the shares held in escrow, in July 2001 at approximately $2.73 per share and recognized a loss of approximately $0.4 million. We recognized a pretax gain on the transaction, comprised of proceeds, excluding amounts in escrow and less transaction expenses, of approximately $4.6 million ($2.3 million net of tax). Of the total proceeds, $0.6 million in cash remained in escrow at December 31, 2001 pursuant to the asset sale agreement and was not released until May 2002. Accordingly, this amount was not included on the balance sheet at December 31, 2001 or in the computation of gain on sale for the year ended December 31, 2001.

As a result of the sale of Dialog Server, we will forgo future revenue opportunities but will significantly reduce expenses. Historical revenues and expenses, in thousands of dollars, for the Dialog Server Product line were as follows:

	2001	2000
Revenues	$275	$740
Cost of revenues	99	378
Research and development	606	1,861
Sales and marketing	566	2,088

Interest and Other Income

Interest and other income increased in 2001 to $0.2 million from $0.1 million in 2000. The increase is due to the additional cash generated by the sale of the Dialog Server product line. Funds held in escrow as a result of the the sale of the Dialog Server product, $0.6 million, net of fees, as of December 31, 2001, were received in May 2002 and recorded as other income in the year ended December 31, 2002.

Provision (Benefit) for Income Taxes

The income tax provision recorded in fiscal 2001 of $4.2 million is comprised of the following: tax on the gain from the sale of the Dialog Server product of $1.7 million, the change in valuation allowance of $3.3 million to reduce net deferred tax assets based on management’s assessment of the uncertainty of the realizability of such assets and the provision for foreign taxes of $0.2 million offset by the utilization of net operating losses of $1.0 million. In 2000 there was no benefit for income taxes recorded as a result of the pretax losses generated during the year.

Liquidity and Capital Resources

We have has incurred losses and negative cash flows from operations in prior periods. For the year ended December 31, 2002, we incurred a net loss of $0.5 million and used $0.1 million cash in operations. For the year ended December 31, 2001, we incurred a net loss of $1.9 million, but generated positive cash flows from operating activities of $0.9 million as a result of the sale of the Dialog Server product and other cost reduction measures. For the year ended December 31, 2000, we incurred negative cash flows from operations of $6.9 million. We may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, raise additional capital or reduce spending could adversely affect our ability to achieve our intended business objectives. We currently have no plans to fund our business with cash from sources other than operations and its existing cash and cash equivalents. A substantial portion of our annual revenues are realized during the fourth quarter of its fiscal year. We believe that this is caused by its customers’ spending and budget patterns. This seasonality causes variability in our working capital needs during the year, however, we believe that our existing cash and cash equivalents and availability under our line of credit are sufficient to manage this variability.

At December 31, 2002, we had cash and cash equivalents of $7.5 million, compared to $8.3 million at December 31, 2001.

In connection with the merger, we assumed a line of credit with a bank. On the merger date, July 31, 2002 and on December 31, 2002, the outstanding principal balance was $2.1 million. Borrowings under the line of credit are limited to the greater of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit bear interest at the bank’s prime rate plus 0.5%. All of our assets collateralize the credit facility. The line of credit expires in August 2003. Pursuant to the terms of the line of credit, we are restricted from paying dividends on our common stock. We expect to renew the line of credit prior to its expiration, however, there is no assurance that we will be able to do so under comparable terms or at all.

Net cash used in operating activities was $0.1 million in 2002 compared to net cash provided by operating activities of $0.9 million in 2001. The net cash used in operating activities in 2002 was largely due to the payment of merger costs, increased accounts receivable and deferred revenue and net changes to other components of working capital. The net cash provided by operating activities in 2001 was primarily due to a reduction in operating expenses together with favorable net changes in working capital. As of December 31, 2002, we believe that cash payments of certain professional fees and related transaction costs associated with the recently completed merger and costs related to integration activities are substantially complete.

Net cash used in investing activities in 2002 was $0.9 million, including direct costs of the merger and purchases of property and equipment, partially off set by proceeds from the Dialog Server escrow account and cash received in the merger. This compares to net cash provided by investing activities of $5.1 million in 2001 which included proceeds from net sales of marketable investments and the sale of the Dialog Server product line that were partially off set by purchases of property and equipment. We do not anticipate that there will be substantial cash used or generated from investing activities for the short-term.

Net cash provided by financing activities was $47,000 for 2002 and $0.2 million for 2001, primarily from purchases of common stock under our employee stock purchase plan and from the proceeds from exercises of employee stock options. We expect that cash provided from financing activities, primarily semi-annual sales of stock under the Employee Stock Purchase Plan, will be comparable to that of recent periods in the short-term.

Our principal sources of liquidity are cash and cash equivalents on hand, as well as expected cash flows from operations and the line of credit. Although transaction and integration expenses associated with the recently completed merger have reduced cash, we believe that our cash, cash equivalents and cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. We may, however, seek additional equity or debt financing to fund further expansion. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to us and would not be dilutive.

We have entered into various operating leases for our facilities and sales offices, which as of December 31, 2002 expired at various dates through 2007. We have entered into capital leases for certain of our property and equipment which expire in 2004. Future minimum lease commitments at December 31, 2002 due under these non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Year ending December 31,
2003	2,441	62
2004	1,327	62
2005	201	—
2006	127	—
2007	30	—

Total minimum lease payments	$4,126	124

Less amount representing interest		(4)

Total present value of minimum payments		120
Less current portion		(60)

Non-current portion		$60

In January 2003, we extended the term of a facility lease to January 2009 at a reduced rental rate. As of the date of the amendment, our future minimum lease commitments due under non-cancelable operating leases are as follows (in thousands):

Operating Leases
Year ending December 31,
2003	2,202
2004	1,074
2005	726
2006	737
2007	655
Thereafter	695

Total minimum lease payments	$6,089

Summarized Quarterly Data (Unaudited)

The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2002. We believe this information reflects all adjustments (consisting only of normal recurring adjustments, except for merger costs of $2.1 million and a write-off of in-process research and development of $0.9 million for the quarter ended September 30, 2002) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period. (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Net revenues	$5,792	$5,708	$10,663	$13,440
Gross profit	4,727	4,608	7,839	8,942
Operating income (loss)	4	108	(1,859)	879
Net income (loss)	17	790	(1,881)	542
Basic and diluted net income (loss) per share(1)	$0.00	$0.18	$(0.26)	$0.06

2001
Net revenues	$6,595	$4,863	$4,694	$5,883
Gross profit	5,426	3,794	3,586	4,859
Operating income (loss)	(350)	(1,456)	(1,065)	320
Net income (loss)	(315)	(436)	(1,471)	307
Basic and diluted net income (loss) per share(1)	$(0.07)	$(0.10)	$(0.34)	$0.07

(1)	Basic and diluted net income (loss) per share computations for each quarter are independent and do not add up to the net loss per share computation for the respective year. See Note 3 of Notes to the Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have significant foreign operations and, as a result, are subject to various risks, including, foreign currency risks. We have not entered into foreign currency contracts for purposes of hedging or speculation. To date, we have not realized any significant gain or loss from transactions denominated in foreign currencies. For the year ended December 31, 2002, approximately 25% of our sales were denominated in currencies other than our functional currency, the United States dollar. These foreign currencies are primarily British pounds, Euros and the Australian dollar. Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than our functional currency.

Our exposure to market risk for changes in interest rates relates primarily to its investment portfolio and its line of credit. We maintain an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. We mitigate default risk for our investments by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of December 31, 2002, we had approximately $7.5 million in cash and cash equivalents.

Item 8.	Financial Statements

Our financial statements at December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and the Report of Independent Accountants, are included in this Report on pages F-1 through F-18.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be set forth under the captions “Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated by reference herein.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Information about our equity compensation plans at December 31, 2002 was as follows (000s omitted):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining for Future Issuance
Equity compensation plans approved by shareholders	4,894	$2.88	797

For more information on our equity compensation plans, see note 7 to the consolidated financial statements. The table above includes approximately 108,000 shares of common stock reserved for issuance pursuant to our 1998 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

Item 14.	Controls and Procedures

Evaluation of Controls and Procedures

We maintain controls and procedures, which have been designed to ensure that material information related to Captiva Software Corporation, including our consolidated subsidiaries, is made known to management on a timely and consistent basis. In response to recent legislation and proposed regulations, we have been reviewing its internal control structure and has established a disclosure committee, which consists of certain members of our management. Although we believe our existing disclosure controls and procedures are adequate to enable us to comply with its current disclosure obligations, the review and documentation of our internal control structure is a process that will continue in conjunction with other integration activities.

After the formation of the disclosure committee and within 90 days prior to the filing of this Annual Report, the disclosure committee carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Mr. Bish, and Chief Financial Officer, Mr. Russo, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation,

Mr. Bish and Mr. Russo concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management on a timely basis and to ensure that our public disclosures are timely filed and comply with SEC disclosure obligations.

Changes in Controls and Procedures

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(2)  Exhibits

Exhibit Number	Description of Document
2.1*	Agreement and Plan of Merger and Reorganization dated March 4, 2002 by and among the registrant, Condor Merger Corp. and Captiva Software Corporation.

2.2*†	Amendment to Agreement and Plan of Merger and Reorganization dated April 16, 2002 by and among the registrant, Condor Merger Corp. and Captiva Software Corporation.

3.1**	Amended and Restated Certificate of Incorporation of the registrant.

3.2***	Bylaws of the registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2**	Form of Investor Rights Agreement dated August 27, 1993 by and among the registrant and the investors identified therein.

4.3+	Rights Agreement dated September 9, 1997.

4.4++	Amendment to Rights Agreement dated October 5, 2001 by and among the registrant, Fleet National Bank and EquiServe Trust Company, N.A.

4.5*	Second Amendment to Rights Agreement dated March 4, 2002 between the registrant and EquiServe Trust Company, N.A.

10.1**	Form of indemnification agreement entered into between the registrant and its directors and executive officers.

10.2**	Form of the registrant’s Amended and Restated 1993 Stock Option/Stock Issuance Plan.

10.3†††	Form of the registrant’s 1999 Stock Plan.

10.4†††	Form of the registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.

10.5*†	Form of proposed Amended and Restated 1998 Employee Stock Purchase Plan.

10.6†††	Form of Severance Agreement between the registrant and certain of its executive officers.

10.7††	Form of Severance Agreement between the registrant and certain of its executive officers in connection with the merger of the registrant and Captiva Software Corporation.

Exhibit Number	Description of Document
10.12*†	Employment offer letter from ActionPoint, Inc. to Rick Russo dated March 4, 2002.

10.13*†	Employment offer letter from ActionPoint, Inc. to Reynolds Bish dated March 4, 2002.

10.14*†	Amendment No. 1 to the registrant’s Amended and Restated 1993 Stock Option/Stock Issuance Plan.

10.15†††	The registrant’s lease for property at 1299 Parkmoor Ave., San Jose, CA.

23.1*††	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney. Reference is made to page 40.

99.1*††	Certification

99.2*††	Certification

*	Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed on March 20, 2002.
**	Incorporated by reference to an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 33-66142).
***	Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed on September 24, 1997.
†	Incorporated by reference to an exhibit to the registrant’s registration statement on Form 8-A filed on September 10, 1997.
††	Incorporated by reference to an exhibit to the registrant’s annual report on Form 10-K filed on March 29, 2002.
†††	Incorporated by reference to an exhibit to the registrant’s annual report on Form 10-K filed on April 2, 2001.
*†	Incorporated by reference to an exhibit to the registrant’s registration statement on Form S-4 (Registration No. 333-87106).
*††	Filed Herewith

(b)	Reports on Form 8-K:

none

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2003

CAPTIVA SOFTWARE CORPORATION

By:	/s/ REYNOLDS C. BISH
Reynolds C. Bish Chief Executive Officer, President and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reynolds C. Bish and/or Rick Russo, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ REYNOLDS C. BISH Reynolds C. Bish	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2003

/s/ RICK RUSSO Rick Russo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2003

/s/ KIMRA D. HAWLEY Kimra D. Hawley	Chairman of the Board of Directors	March 26, 2003

/s/ JAMES BERGLUND James Berglund	Director	March 26, 2003

/s/ PATRICK EDSELL Patrick Edsell	Director	March 26, 2003

/s/ STEPHEN S. FRANCIS Stephen S. Francis	Director	March 26, 2003

/s/ MEL S. LAVITT Mel S. Lavitt	Director	March 26, 2003

/s/ BRUCE SILVER Bruce Silver	Director	March 26, 2003

CERTIFICATION

I, Reynolds C. Bish, certify that:

1.    I have reviewed this annual report on Form 10-K of Captiva Software Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ REYNOLDS C. BISH
Reynolds C. Bish Chief Executive Officer

CERTIFICATION

I, Rick E. Russo, certify that:

1.    I have reviewed this annual report on Form 10-K of Captiva Software Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ RICK E. RUSSO
Rick E. Russo Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders

Captiva Software Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Captiva Software Corporation, formerly known as ActionPoint, Inc., and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California

March 20, 2003

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,453	$8,325
Accounts receivable, net	11,764	4,845
Prepaid expenses and other current assets	2,564	935

Total current assets	21,781	14,105
Property and equipment, net	1,014	808
Other assets	402	415
Goodwill	6,082	—
Other intangible assets, net	5,857	—

Total assets	$35,136	$15,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$699	$440
Deferred revenue	10,371	3,400
Accrued compensation and related liabilities	2,914	982
Other liabilities	4,439	1,184
Line of credit	2,145	—

Total current liabilities	20,568	6,006
Deferred revenue	956	989
Other liabilities	521	176

Commitments (see notes 5 and 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,860,000 and 4,375,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	89	44
Additional paid in capital	15,499	10,130
Accumulated deficit	(2,549)	(2,017)
Accumulated other comprehensive income	52	—

Total stockholders’ equity	13,091	8,157

Total liabilities and stockholders’ equity	$35,136	$15,328

See accompanying notes to consolidated financial statements

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net revenues:
Software licenses	$20,164	$14,975	$19,040
Services and other	15,440	7,060	6,002

Total revenues	35,604	22,035	25,042
Cost of revenues:
Software licenses	1,152	885	525
Services and other	7,364	3,483	4,736
Amortization of purchased intangibles	972	—	—

Total cost of revenues	9,488	4,368	5,261

Gross profit	26,116	17,667	19,781

Operating expenses:
Research and development	5,924	4,923	7,014
Sales and marketing	13,729	12,045	16,437
General and administrative	4,327	3,250	4,683
Merger costs	2,148	—	—
Write-off of in-process research and development	856	—	—

Total operating expenses	26,984	20,218	28,134

Loss from operations	(868)	(2,551)	(8,353)
Other income (expense):
Interest and other income, net	16	239	95
Gain on sale of Dialog Server	608	4,612	—
Write-off of minority investment	—	—	(500)

Income (loss) before income taxes	(244)	2,300	(8,758)
Provision for income taxes	288	4,215	—

Net loss	$(532)	$(1,915)	$(8,758)

Basic and diluted net loss per share	$(0.09)	$(0.45)	$(2.09)

Basic and diluted common equivalent shares	6,242	4,300	4,190

See accompanying notes to consolidated financial statements

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Preferred Stock		Common Stock		Additional paid in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income	Total stockholders’ equity	Other comprehensive income
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands, except per share data)
Balance at December 31, 1999	—	$—	4,076	$41	$8,681	$8,656	$—	$17,378	$—
Common stock issued under:
Stock option plans			85	1	596			597
Employee stock purchase plan			88	1	282			283
Stock related bonus plan			25	—	362			362
Stock-based compensation					60			60
Net loss						(8,758)		(8,758)	(8,758)

Balance at December 31, 2000	—	—	4,274	43	9,981	(102)	—	9,922	(8,758)

Common stock issued under:
Stock option plans			1	—	6			6
Employee stock purchase plan			100	1	143			144
Net loss						(1,915)		(1,915)	(1,915)

Balance at December 31, 2001	—	—	4,375	44	10,130	(2,017)	—	8,157	(1,915)

Common stock issued under:
Employee stock purchase plan			92	1	123			124
Shares issued in conjunction with merger of ActionPoint, Inc. and Captiva Software Corporation			4,393	44	5,246			5,290
Equity adjustment from foreign currencies							52	52	52
Net income						(532)	—	(532)	(532)

Balance at December 31, 2002	—	$—	8,860	$89	$15,499	$(2,549)	$52	$13,091	$(480)

See accompanying notes to consolidated financial statements

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(532)	$(1,915)	$(8,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,608	763	815
Write-off of in-process research and development	856	—	—
Deferred income taxes	(721)	1,664	895
Net gain on sale of Dialog Server Product line	(608)	(2,278)	—
Non-cash merger costs	471
Loss on disposal of property and equipment	—	25	—
Write-off of minority investment	—	—	500
Stock-based compensation	—	—	422
Changes in operating assets and liabilities:
Accounts receivable	(3,081)	3,067	(2,612)
Prepaid expenses and other current assets	(847)	695	(251)
Accounts payable	(2,195)	26	(100)
Deferred revenue	2,966	443	2,005
Accrued compensation and related liabilities	1,932	(1,073)	838
Other liabilities	71	(558)	(664)

Net cash provided by (used in) operating activities	(80)	859	(6,910)

Cash flows from investing activities:
Sales of marketable investments, net	—	4,299	—
Purchases of property and equipment	(422)	(112)	(921)
Investment in patents	(92)	—	—
Proceeds from sale of Dialog Server product line	608	887	—
Direct costs of merger of ActionPoint, Inc. and Captiva Software Corporation	(1,581)	—	—
Cash received in the merger of ActionPoint, Inc. and Captiva Software Corporation	583	—	—

Net cash provided by (used in) investing activities	(904)	5,074	(921)

Cash flows from financing activities:
Issuance costs for common stock issued in the merger of ActionPoint, Inc. and Captiva Software Corporation	(77)	—	—
Proceeds from issuance of common stock	124	150	880

Net cash provided by financing activities	47	150	880

Effect of exchange rate changes on cash	65	—	—
Net increase (decrease) in cash and cash equivalents	(872)	6,083	(6,951)
Cash and cash equivalents at beginning of year	8,325	2,242	9,193

Cash and cash equivalents at end of year	$7,453	$8,325	$2,242

Supplemental information:
Common stock issued in conjunction with merger of ActionPoint, Inc. and Captiva Software Corporation	$5,367	$—	$—

Equipment acquired under capital lease obligations	$122	$—	$—

Cash paid (received) for taxes	$—	$(410)	$36

See accompanying notes to consolidated financial statements

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Liquidity:

The Company:

Captiva Software Corporation and its subsidiaries (the Company) develops, markets, and services software that helps automate and manage the capture of external information into an organization’s internal computing systems. The Company was incorporated in California in January 1986 and was reincorporated in Delaware in September 1993.

Liquidity and capital resources:

The Company has incurred losses and negative cash flows from operations in prior periods. For the year ended December 31, 2002, the Company incurred a net loss of $0.5 million and used $0.1 million cash in operations. Included in this result is payment of merger costs of $0.8 million, which is expected to be non-recurring. For the year ended December 31, 2001, the Company incurred a net loss of $1.9 million, but generated positive cash flows from operating activities of $0.9 million as a result of the sale of the Dialog Server product line and other cost reduction measures. Included in this result are $1.2 million in operating expenses from our Dialog Server business, which was sold in May 2001. For the year ended December 31, 2000, the Company incurred negative cash flows from operations of $6.9 million. Included in this result are $3.9 million in operating expenses from our Dialog Server business, which was sold in May 2001. As of December 31, 2002, the Company had cash and cash equivalents of $7.5 million and an accumulated deficit of $2.5 million. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, raise additional capital or reduce spending could adversely affect the Company’s ability to achieve its intended business objectives.

Although transaction and integration expenses associated with the recently completed merger have reduced cash, the Company believes that its cash, cash equivalents and cash flows from operations will be sufficient to meet the Company’s liquidity and capital requirements for at least the next 12 months. In the event that existing funds are not sufficient to meet the Company’s obligations, the Company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, operating results and financial condition.

2.    Merger of ActionPoint and Captiva Software:

On July 31, 2002, the Company completed the merger with privately-held Captiva Software Corporation, or Old Captiva, of San Diego, California. Old Captiva was a provider of forms information capture software and related services. Under the terms of the agreement, the Company exchanged all of Old Captiva’s outstanding common stock for 4.4 million shares of the Company’s common stock and 2.2 million replacement options to purchase common stock, of which 772,000 options were vested and the issuance of warrants to purchase approximately 8,000 shares of common stock. The 2.2 million options to purchase common stock have exercise prices ranging from $0.52 to $2.43 per share and a weighted-average exercise price of $1.94 per share. The warrants to purchase common stock have an exercise price of $2.43 per share.

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On the date of the merger the purchase price was allocated as follows (in thousands):

Identified intangibles	$6,737
Goodwill	6,082
In-process research and development	856
Current assets	4,771
Non-current assets	542
Current liabilities	(11,889)
Non-current liabilities	(150)
Direct acquisition and equity issuance costs	(1,659)

Equity consideration	$5,290

In connection with the merger, the Company wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations for the year ended December 31, 2002. The purchased in-process research and development is solely related to the next version of Old Captiva’s FormWare software. The latest release of Old Captiva’s FormWare software was introduced in March 2002. Old Captiva’s forms processing solutions complement the Company’s existing line of document capture solutions to create a more complete input management software solution. Based on time spent on the next version of Old Captiva’s FormWare software system and costs incurred, this project was estimated to be approximately 44% complete as of the merger date. At the date of acquisition, the total cost to complete the project was estimated to be approximately $0.8 million, primarily consisting of salaries, and the project is expected to be completed during the first quarter of 2003. The estimated fair value of the project was estimated utilizing a discounted cash flow model which was based on estimates of operating results and capital expenditures for the period from August 1, 2002 to December 31, 2006 and a risk adjusted discount rate of 30%. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses existed. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. The other acquired intangible assets are being amortized over their estimated useful lives of between less than one year and five years. The estimated lives were determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for the input management software industry and the history, current state and future operations of Old Captiva. The results of operations of Old Captiva are included in the year ended December 31, 2002 only from August 1, 2002. If the merger would have occurred on January 1, 2001, pro forma financial information would have been as follows (in thousands, except per share information):

	Year Ended December 31,
	2002	2001
Net revenue	$48,583	$46,296
Net loss	(1,406)	(942)
Basic and diluted net loss per share	(0.16)	(0.11)

The pro forma financial information is not necessarily indicative of the results to be expected for an entire year and should not be relied upon as such. The pro forma financial information above includes the results of operations from the Old Captiva business from January 1, 2001. In addition, the pro forma financial information above includes the amortization of purchased intangible assets from the beginning of each of the periods

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presented and $2.1 million in merger costs in the year ended December 31, 2002 and excludes a write-off of in-process research and development of $0.9 million in the year ended December 31, 2002.

During the year ended December 31, 2002, as the result of a review of the combined operation, the Company adopted a plan which included a reduction of its workforce and office space made redundant by the merger. This plan is expected to largely be completed during 2003. As a result of the adoption of this plan, the Company recorded charges of $2.1 million during the year ended December 31, 2002. These charges primarily relate to the consolidation of the Company’s continuing operations resulting in the impairment of an asset, excess lease costs and a reduction in workforce, resulting in costs incurred for employee severance.

Employee reductions occurred primarily in marketing and administrative areas. As a result of this plan, the Company reduced its work force by approximately 20 employees. Substantially all workforce reductions occurred during 2002. During the year ended December 31, 2002, charges related to the reduction of workforce totaling $0.9 million were recorded and activities costing $0.7 million were completed.

As a part of this plan, the carrying value of a prepaid royalty fee was written off. The technology associated with this royalty fee was utilized in certain of the Company’s products and because of technology acquired in the merger it will no longer be utilized. In the third quarter, the Company recorded a loss from impairment of an asset of $0.5 million, which was recorded as a merger cost.

Also as part of this plan, the Company elected to consolidate its operations and attempt to sublease certain of its facilities which housed portions of its operations, marketing, sales and administrative activities. During the year ended December 31, 2002, the Company recorded estimated excess lease costs of $0.8 million which were recorded as merger costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on a potential sublease and assumed carrying terms. The rates and terms of the actual sublease, if any, may differ materially from these estimates which could result in changes in the restructuring charge recognized during the year ended December 31, 2002. In January 2003, the Company entered into an agreement to sublease the excess facility space. The sublease commenced in February 2003 and expires in February 2004. Future expected receipts under the sublease are $0.2 million and $40,000 for the years ending December 31, 2003 and 2004, respectively. These expected receipts are in excess of the estimated receipts used to estimate the merger costs recorded during the year ended December 31, 2002, however, due to the uncertainty of collectibility of these amounts, the estimated merger costs will be reduced as the sublease receipts are collected or reasonably expected to be collected.

Future cash outlays related to this plan of $0.9 million are expected to be completed in 2003.

Details of the merger costs are as follows (in thousands):

	Cash/ Non-cash	Estimated Cost	Completed Activity	Reserve Balance at December 31, 2002
Impairment of assets	Non-cash	$471	$(471)	$—
Excess lease costs	Cash	798	(139)	659
Reduction in workforce	Cash	879	(660)	219

		$2,148	$(1,270)	$878

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In preparing the Company’s consolidated financial statements, the Company is required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into US dollars, the reporting currency. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of net equity under the caption equity adjustment from foreign currencies.

The functional currencies of the Company’s subsidiaries are the local currencies. Accordingly, all assets and liabilities of these subsidiaries are translated at the current exchange rate at the end of the period. Revenues and expenses are translated at the weighted average exchange rates for the period. Foreign currency transaction gains and losses are included in results of operations. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

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

Revenue Recognition:

Revenue is generated primarily from two sources (i) software licenses, which includes software license and royalty revenue, and (ii) services and other, which includes software license maintenance fees, training and professional services revenue and sales of third party products, primarily digital scanners. License revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant undelivered obligations remain. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating the Company’s software, provided collection of such revenue is determined to be probable and the Company has no further obligations. Services and support revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Third party sales revenue is recognized when the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and; (iv) collectibility is reasonably assured.

For arrangements with multiple elements (e.g. delivered and undelivered products, maintenance and other services), the Company allocates revenue to each element of the arrangement based on the fair value of the undelivered elements, which is specific to the Company, using the residual value method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon sales prices of these services when sold separately to other customers. When software licenses are sold without services, revenue is recognized when the above criteria are met. Deferred revenue is primarily

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprised of undelivered maintenance services. When software licenses are sold with professional services and such services are deemed essential to the functionality of the overall solution, combined software license and service revenue is recognized over the service period. When software licenses are sold with professional services and such services are not considered essential to the functionality of the software, software license revenue is recognized when the above criteria are met and service revenue is recognized as the services are performed.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and money market funds at cost, which approximates fair value.

Concentration of Credit Risk:

The Company sells its products primarily to customers located in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for potential credit losses, which have been within management’s expectations.

Fair value of financial instruments:

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, line of credit and accrued liabilities approximate fair value due to their short maturities.

Certain Risks and Concentrations:

The Company’s products are concentrated in the data capture and document management industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, including changes in computing platforms, changes in customer requirements, the infringement of proprietary patent, or the emergence of a major direct competitor could affect operating results adversely. In addition, a portion of the Company’s revenue is derived from international sales. Fluctuations of the U.S. dollar against foreign currencies or local economic conditions could adversely affect operating results and cash flows.

Property and Equipment:

Office equipment, machinery and software are stated at cost less accumulated depreciation and amortization and depreciated on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their useful lives or the related lease term. For the years ended December 31, 2002, 2001 and 2000, depreciation expense, including amortization of property and equipment acquired under capital lease obligations, was $0.6 million, $0.8 million and $0.8 million, respectively.

Software Development Costs:

Costs incurred in the research and development of new products and enhancements, primarily salaries, to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established. After establishing technological feasibility, material development costs incurred through the date the product is available for general release to customers would be capitalized and amortized over the estimated product life. To date, the period between achievements of technological feasibility,

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs since its inception.

Intangible Assets:

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from less than one year to five years.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist the Company in this process, the Company used an independent valuation firm. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily used the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates the Company has used are consistent with the plans and estimates that the Company uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect the Company’s net operating results. Amortization of purchased intangibles is expected to be $2.1 million, $2.1 million, $1.3 million, $0.2 million and $0.1 million for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

In addition, the value of the Company’s intangible assets, including goodwill, is subject to future impairments if the Company experiences declines in operating results or negative industry or economic trends or if the Company’s future performance is below the Company’s projections and estimates.

Valuation of Goodwill:

The Company assesses the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is reviewed at least annually.

Factors the Company considers important which could trigger an impairment, include the following:

•	Significant under performance relative to historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business;

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period; and

•	Decreased market capitalization relative to net book value.

When there is indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value.

Stock-Based Compensation:

The Company has elected to utilize the intrinsic value method to account for their employee stock option plans. When the exercise price of the Company’s employee stock options equals the fair value price of the

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. Compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest. Had compensation cost for the Company’s stock-based compensation to employees been determined based on the fair value method, the amount of stock based employee compensation cost and the Company’s pro forma results would have been as indicated below (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net loss as reported	$(532)	$(1,915)	$(8,758)
Stock-based employee compensation cost, net of tax, utilizing the intrinsic value method	—	—	422
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(1,318)	(822)	(2,502)
Pro forma net loss under SFAS No. 123	(1,850)	(2,737)	(10,838)
Pro forma basic and diluted net loss per share under SFAS No. 123	(0.30)	(0.64)	(2.59)

The fair value of each option grant issued for the years ended December 31, 2002, 2001 and 2000 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	2.5%	4.1%	5.6%
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	90%	50%	50%
Expected dividend yield	—	—	—

The weighted-average estimated fair value of employee stock options granted during 2002, 2001 and 2000 was $1.12, $1.73 and $4.60 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

The fair value of each purchase right issued under the Company’s employee stock purchase plans for the years ended December 31, 2002, 2001 and 2000 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	2.5%	4.1%	5.6%
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	90%	50%	50%
Expected dividend yield	—	—	—

Advertising:

The Company expenses the costs of advertising as the expenses are incurred. The costs of advertising consist primarily of magazine advertisements, brochures, and other direct production costs. Costs associated with

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trade shows are charged to expense upon completion of the trade show. Advertising expense for the years ended December 31, 2002, 2001, and 2000 was $0.8 million, $1.1 million and $2.0 million, respectively.

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

Computation of Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common stock outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and warrants.

Dilutive securities include options subject to vesting and warrants as if converted. Potentially dilutive securities totaling 4.9 million, 1.8 million and 3.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

Comprehensive Income:

Comprehensive income includes all changes in equity during the period from non-owner sources. To date, the Company has not had any material transactions that are required to be reported in comprehensive income, except for an equity adjustment from foreign currencies.

Recent Accounting Pronouncements:

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). This statement supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company recently initiated certain exit activities and is accounting for those activities under EITF 94-3. Accordingly, adoption of FAS 146 will not have a material impact on the Company’s results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“FAS 148”). This statement amends SFAS No. 123, Accounting for Stock Based Compensation (“FAS 123”) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The quarterly disclosure provisions will be effective for the Company beginning

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the quarter ending March 31, 2003. The Company will continue to utilize the intrinsic value method and accordingly, adoption of FAS 148 has no material impact on the Company’s results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “Interpretation”). The Interpretation requires companies to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of the Interpretation are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for interim and annual period financial statements ending after December 15, 2002. Although the Company has issued guarantees and will likely continue to issue guarantees that it believes are within the scope of the Interpretation, the fair value associated with such guarantees is not expected to be material. Accordingly, adoption of the Interpretation is not currently expected to have a material impact on the Company’s results of operations.

Reclassifications

Certain prior year items have been reclassified to conform with the current year’s presentation. These reclassifications had no impact on total assets, net revenues, operating losses or net loss as previously reported.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Composition of Certain Balance Sheet Captions:

	December 31,
	2002	2001
	(in thousands)
Accounts receivable, net:
Accounts receivable	$12,519	$5,094
Allowance for doubtful accounts	(755)	(249)

	$11,764	$4,845

Prepaid expenses and other current assets:
Inventory	$1,077	$—
Deferred taxes	839	—
Other	648	935

	$2,564	$935

Property and equipment, net:
Office equipment and machinery	$2,255	$2,078
Computer software	908	749
Leasehold improvements	533	526

	3,696	3,353
Less accumulated depreciation and amortization	(2,682)	(2,545)

	$1,014	$808

Intangible assets, net:
Existing technology	$4,813	$—
Tradename and trademarks	679	—
Core technology	551	—
Maintenance agreements	479	—
Channel partner relationships	116	—
Order backlog	99	—
Patents	92	—
Accumulated amortization	(972)	—

	$5,857	$—

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Commitments:

The Company has entered into various operating leases for its facilities and sales offices, which expire at various dates through 2007. The Company has entered into capital leases for certain of its property and equipment which expire in 2004. Future minimum lease commitments at December 31, 2002 due under these non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Year ending December 31
2003	2,441	62
2004	1,327	62
2005	201	—
2006	127	—
2007	30	—

Total minimum lease payments	$4,126	124

Less amount representing interest		(4)

Total present value of minimum payments		120
Less current portion		(60)

Non-current portion		$60

Rent expense was approximately $1.8 million, $1.3 million and $1.3 million in 2002, 2001, and 2000, respectively. In January 2003, the Company extended the term of a facility lease to January 2009 at a reduced rental rate. As of the date of the amendment, the Company’s future minimum lease commitments due under non-cancelable operating leases are as follows (in thousands):

Operating Leases
Year ending December 31
2003	2,202
2004	1,074
2005	726
2006	737
2007	655
Thereafter	695

Total minimum lease payments	$6,089

6.    Line of Credit:

In connection with the merger, the Company assumed a line of credit with a bank. The line of credit will expire in August 2003. On December 31, 2002, the outstanding principal balance was $2.1 million. Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit and the term loan bear interest at the bank’s prime rate plus 0.5% (4.75% at December 31, 2002). All assets of the Company collateralize the credit facility. The Company is restricted from paying dividends under the terms of the line of credit. The line of credit includes various financial covenants related to the Company’s operating results.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity:

Preferred Stock:  The Board of Directors is authorized to determine the price, rights, preferences, privileges and restrictions (including voting rights) of preferred stock without any further vote or action by the stockholders. The Board is also authorized to increase or decrease the number of shares of any series. At December 31, 2001, there were 2,000,000 shares of $.01 par value preferred stock authorized. No preferred shares were issued and outstanding at December 31, 2002, 2001, or 2000.

Employee Stock Purchase Plans:  The Board of Directors has reserved 200,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, 130,000 shares under the 1997 Employee Stock Purchase Plan and 500,000 shares under the 1998 Employee Stock Purchase Plan (the “1998 ESPP”). During the year ended December 31, 2002, the 1998 ESPP was amended to to increase the number of shares reserved for issuance during each six-month purchase period from 50,000 to 150,000 and to add a provision under which the total number of shares reserved for issuance under the 1998 ESPP was automatically restored to 150,000 on July 1, 2002, and will be restored to 300,000 on January 1 of each subsequent year. Employees may elect to have the Company withhold up to 10% of their compensation for the purchase of the Company’s common stock. The amounts withheld are used to purchase the Company’s common stock at a price equal to 85% of the fair market value of the stock on the first day of a two-year offering or the last day of a six-month purchase period, whichever is lower. The number of shares employees may purchase is subject to certain limitations.

Stock Option Plans:  The Company has established the 1993 Stock Option/Stock Issuance Plan (the 1993 Plan) and the 1999 Stock Plan (the 1999 Plan). As amended, the 1993 Plan authorizes the issuance of up to 3,274,852 shares of common stock over the term of the Plan, pursuant to the grant of incentive stock and non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors. The 1999 Plan authorizes the issuance of up to 700,000 shares of common stock over the term of the Plan, pursuant to the grant of non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors. In connection with the merger with Old Captiva in July 2002, the Company issued replacement stock options under the 1994 Captiva Software Corporation Stock Option/Stock Issuance Plan and the Captiva 2002 Equity Incentive Plan and all outstanding options to purchase common stock of Old Captiva under such plans. By virtue of the merger, the Old Captiva options were proportionally adjusted with respect to exercise prices and the number of shares subject to each option based on the exchange ratio used in the merger. All other terms of the Old Captiva options, such as vesting schedules, remained unchanged. As of July 31, 2002, the replacement options were exercisable for a total of 772,000 shares of the Company’s common stock with exercise prices ranging from $0.52 to $2.43 per share. The Company will not make future grants under either of the Old Captiva plans.

In 1999, the Company issued an option to purchase 47,750 shares of common stock to a consulting firm with which it has an ongoing business relationship, under the 1999 Plan. The fully vested option, with a strike price of $4.88 per share, was valued using the Black-Scholes option-pricing model on the date of grant. The fair value of approximately $60,000 was recorded as consulting expense in the year ended December 31, 2000 as earned. The option expired unexercised during the year ended December 31, 2002.

Under these stock option plans, the exercise price per share is determined by the Compensation Committee of the Board of Directors. The exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price of a non-qualified stock option cannot be less than 85% of such fair market value. Options generally vest over four years and have a term of ten years.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All stock option transactions are summarized as follows (in thousands, except per share data):

		Options Outstanding
	Number of Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1999	134	2,660	$6.56
Plan Amendment	550
Granted	(613)	613	$8.47
Canceled	158	(158)	$8.34
Exercised	—	(85)	$7.02

Balance at December 31, 2000	229	3,030	$6.84
Plan Amendment	150
Granted	(751)	751	$3.35
Canceled	1,958	(1,958)	$7.16
Exercised	—	(1)	$6.00

Balance at December 31, 2001	1,586	1,822	$5.06
Granted	(1,318)	1,318	$2.27
Issued in merger with Old Captiva	—	2,227	$1.94
Cancellation of options issued in merger with Old Captiva	—	(4)	$2.18
Canceled	421	(421)	$5.21
Expired	—	(48)	$4.88
Exercised	—	—	—

Balance at December 31, 2002	689	4,894	$2.88

As of December 31, 2002, 2001 and 2000 there were options outstanding to purchase 2.8 million shares, 1.0 million shares and 1.8 million shares, respectively, vested and exercisable at weighted average exercise prices per share of $3.14, $6.20 and $6.99, respectively.

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (thousands)	Weighted Average Remaining Contractual Life—Years	Weighted Average Exercise Price	Number of Shares (thousands)	Weighted Average Exercise Price
$0.52– 0.52	550	9.6	$0.52	550	$0.52
0.86– 1.45	313	9.2	1.31	76	1.40
1.56– 2.43	2,749	8.2	2.41	1,216	2.40
2.63– 5.00	620	6.9	3.88	409	4.25
5.16– 7.88	588	6.2	6.17	512	6.27
8.00–31.00	74	4.0	10.30	62	9.79

$0.52–31.00	4,894	8.0	$2.88	2,825	$3.14

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 3, 2001, the Company’s Board of Directors approved a stock option exchange program (the Exchange Program). Under the Exchange Program, employees were given the opportunity to exchange one or more new stock options previously granted to them in exchange for a promise to receive one or more new stock options to be granted at least six months and a day after the old options were cancelled provided the individual was still employed or providing service on such date. The participation deadline for this Exchange Program was August 31, 2001. In total, 1,137,629 stock options were returned to the Company and cancelled as a result of this Exchange Program. On March 2, 2002, 1,137,629 stock options were issued under the Exchange Program at a exercise prices equal to the fair market value of the underlying stock of $2.43 per share. The options granted in March have the same vesting start date as the cancelled options and were immediately exercisable as to the vested shares when granted.

8.    Business Segments:

The Company has a single reportable segment consisting of the development, marketing and servicing of input management software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices of the Company’s subsidiaries in the United Kingdom, Germany and Australia which are responsible for sales to foreign customers. The foreign subsidiaries do not carry any significant tangible long-lived assets.

The following table presents revenue derived from domestic and international sales for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands, except percentage data):

	Year Ended December 31,
	2002	2001	2000
United States	$26,652	$15,425	$18,531
% of total	75%	70%	74%

International	$8,952	$6,611	$6,511
% of total	25%	30%	26%

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes:

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$706	$79	$—
State	87	33	—
Foreign	34	169	—

	827	281	—

Deferred:
Federal	(702)	3,386	—
State	(103)	548	—
Foreign	266	—	—

	(539)	3,934	—

Total:
Federal	4	3,465	—
State	(16)	581	—
Foreign	300	169	—

	$288	$4,215	$—

The following is a reconciliation from the expected statutory federal income tax expense to the Company’s actual income tax expense (in thousands):

	Year Ended December 31,
	2002	2001	2000
Statutory federal income tax rate	34.0%	34.0%	(33.5)%
State taxes, net of federal benefit	4.5%	6.0%	(5.1)%
Effect of foreign operations	(25.1)%	—	—
Research and development credits	22.0%	—	—
Non-deductible expenses	(133.5)%	—	—
Change in valuation allowance	(19.9)%	143.2%	38.6%

	(118.0)%	183.2%	—

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are shown below (in thousands):

	December 31,
	2002	2001
Current deferred tax assets:
Provision for doubtful accounts	$232	$100
Accrued liabilities and deferred revenue	1,720	814
Net operating loss carryforwards	1,360	4,378
Tax credit carryforwards	—	1,756
Other, net	—	—

Total current deferred tax assets	3,312	7,048
Depreciation and basis differences	54	(87)
Amortization of purchased intangibles	(2,112)	—
Valuation allowance	(415)	(6,961)

Net deferred tax assets	$839	$—

Non-current deferred tax liabilities	$118	$—

At December 31, 2002, the Company had net operating loss carry forwards available to reduce its future taxable income of approximately $4.0 million and $1.0 million, respectively, for federal and state income tax purposes. The federal and state operating losses begin to expire in 2005.

At December 31, 2001, the Company had deferred tax assets of $4.4 million and $1.8 million for net operating loss and tax credit carryforwards, respectively. A full valuation allowance was recorded against these deferred tax assets at December 31, 2001. As a result of the merger, the Company’s ability to utilize its net operating loss and tax credit carryforwards has become limited due to ownership changes pursuant to Internal Revenue Code sections 382 and 383. To the extent that the Company’s net operating loss and tax credit carryforwards have become limited and the likelihood of realization is remote, such assets have been removed from gross deferred tax assets with a corresponding decrease to the valuation allowance.

For the year ended December 31, 2002, the Company had current income tax expense of $0.8 million for federal, state, and foreign taxes. The Company also had net deferred tax assets in certain taxing jurisdictions at December 31, 2002 which represent future tax deductions. To the extent these future tax deductions are available in jurisdictions in which the Company had 2002 current tax expense and which also provide for the carryback of tax net operating losses, no valuation allowance has been provided. As a result, of the $1.1 million in net deferred tax assets outstanding at December 31, 2002 before valuation allowance, the Company has provided for a $0.4 million valuation allowance.

10.    Sale of the Dialog Server Product Line:

The Company sold its Dialog Server product line to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3 per share at the transaction date. The Company sold all of the Chordiant common stock, including the shares held escrow, in July 2001 at approximately $2.73 per share, and recognized a loss of approximately $0.4 million. The Company recognized a pretax gain on the transaction, comprised of proceeds, excluding amounts in escrow and less transaction expenses, of approximately $4.6 million ($2.3 million net of

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax). During the year ended December 31, 2002, the Company received all remaining proceeds and recognized a gain of $0.6 million.

11.    Stock Related Bonus Plan:

On October 8, 1999, the Company adopted (and further amended on December 29, 1999 and February 1, 2000) a stock related bonus plan that, upon a specified increase to the Company’s per share stock price, would result in bonus payments of $2.6 million, consisting of a combination of cash and stock to executive officers.

During February 2000 the Company satisfied the requirements for payment of bonuses pursuant to the plan.

12.    Employee Benefit Plan:

The Company provides a 401(K) Plan to its employees providing tax deferred salary deductions for eligible employees. Participants may make voluntary contributions between 1% and 20% of their compensation subject to certain annual maximums. The Company matched 50% of employee contributions with a maximum of $2,000 per employee. The Plan provides for additional Company contributions at its discretion.

In conjunction with the merger of Old Captiva, the Company assumed the Old Captiva 401(k) plan. The Company matched 1% of employee gross salary for employees that contributed at least 5% of their compensation.

Total matching contributions made by the Company were $0.2 million during 2002, 2001 and 2000. Effective January 1, 2003, the plans were merged and amended the match to 33% of employee contributions up to a maximum of $1,250 per employee.

SCHEDULE II

CAPTIVA SOFTWARE CORPORATION

Valuation and Qualifying Accounts

(000s omitted)

	Balance at Beginning of Year	Additions
		Charged to Costs and Expenses		Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2000	$209	83		(92)	$200
Year ended December 31, 2001	$200	61		(12)	$249
Year ended December 31, 2002	$249	658	*	(152)	$755

*	Includes $581 related to the merger of ActionPoint, Inc. and Captiva Software Corporation.

	Balance at Beginning of Year	Additions
		Charged to Costs and Expenses	Deductions	Balance at End of Year
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2000	$—	3,665	—	$3,665
Year ended December 31, 2001	$3,665	3,296	—	$6,961
Year ended December 31, 2002	$6,961	—	(6,546)	$415

S-1