Form 10-Q
period 2003-03-31
CAPTIVA SOFTWARE CORP
filed 2003-05-15
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of April 30, 2003, there were 8,934,796 shares of the registrant’s common stock, par value $0.01, outstanding.

CAPTIVA SOFTWARE CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003
INDEX

Part I - Financial Information
Item 1 - Financial Statements

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS*
(UNAUDITED)
(IN THOUSANDS)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$8,058	$7,453
Accounts receivable, net	9,550	11,764
Deferred tax assets	1,107	839
Prepaid expenses and other current assets	1,905	1,725

Total current assets	20,620	21,781
Property and equipment, net	1,047	1,014
Other assets	386	402
Goodwill	6,082	6,082
Other intangible assets, net	5,334	5,857

Total assets	$33,469	$35,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$669	$699
Deferred revenue	10,405	10,371
Accrued compensation and related liabilities	2,233	2,914
Other liabilities	3,676	4,439
Line of credit	2,000	2,145

Total current liabilities	18,983	20,568

Deferred revenue	810	956
Other liabilities	425	521
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	89	89
Additional paid in capital	15,509	15,499
Accumulated deficit	(2,467)	(2,549)
Accumulated other comprehensive income	120	52

Total stockholders’ equity	13,251	13,091

Total liabilities and stockholders’ equity	$33,469	$35,136

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS*
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,

	2003	2002

Net revenues:
Software licenses	$5,467	$3,700
Services	5,611	2,092
Third party products	1,526	—

Total revenues	12,604	5,792
Cost of revenues:
Software licenses	320	218
Services	2,427	848
Third party products	1,284	—
Amortization of purchased intangible assets	524	—

Total cost of revenues	4,555	1,066

Gross profit	8,049	4,726
Operating expenses:
Research and development	2,111	1,085
Sales and marketing	4,362	2,996
General and administrative	1,476	641
Merger costs	(44)	—

Total operating expenses	7,905	4,722

Operating income	144	4
Other income (expense), net	(7)	13

Income before income taxes	137	17
Provision for income taxes	55	—

Net income	$82	$17

Net income per share	$0.01	$0.00

Diluted net income per share	$0.01	$0.00

Basic common equivalent shares	8,860	4,375

Diluted common equivalent shares	9,336	4,429

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME*
(UNAUDITED)
(IN THOUSANDS)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income

	Number of Shares	Amount

Balance at December 31, 2002	8,860	$89	$15,499	$(2,549)	$52	$13,091	$(480)
Exercise of stock options	4	—	10			10
Foreign currency translation adjustment					68	68	68
Net income				82		82	82

Balance at March 31, 2003	8,864	$89	$15,509	$(2,467)	$120	$13,251	$150

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS*
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$82	$17
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	692	164
Deferred income taxes	(268)	—
Changes in operating assets and liabilities:
Accounts receivable	2,214	838
Other current assets and other assets	(126)	3
Accounts payable	(30)	(73)
Deferred revenue	(112)	(377)
Other liabilities	(1,540)	(831)

Net cash provided by (used in) operating activities:	912	(259)

Cash flows from investing activities:
Purchases of property and equipment	(200)	(38)

Net cash used in investing activities:	(200)	(38)

Cash flows from financing activities:
Payments on line of credit	(145)	—
Proceeds from issuance of common stock	10	—

Net cash provided by (used in) financing activities	(135)	—
Effect of exchange rate changes on cash	28	—
Net increase (decrease) in cash and cash equivalents	605	(297)
Cash and cash equivalents at beginning of period	7,453	8,325

Cash and cash equivalents at end of period	$8,058	$8,028

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PREPARATION AND ACCOUNTING POLICIES:

          Unaudited Interim Financial Information:

          In this document, “we”, “our”, “us”, and the “Company” refer to Captiva Software Corporation, formerly known as ActionPoint, Inc., and its subsidiaries, unless the context otherwise requires. The accompanying unaudited interim consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  The December 31, 2002 balance sheet data was derived from audited financial statements contained in the Company’s 2002 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

          In the opinion of management, the unaudited consolidated condensed financial statements for the three-month periods ended March 31, 2003 and 2002 include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year and should not be relied upon as such.

          Revenue Recognition:

          Revenue is generated primarily from three sources: (i) software licenses, which includes software license and royalty revenue, (ii) services, which includes software license maintenance fees, training and professional services revenue and (iii) third party products, which were primarily digital scanners in the first quarter of 2003. License revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable and no significant undelivered obligations remain. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating the Company’s software, provided collection of such revenue is determined to be probable and the Company has no further obligations. Services and support revenue is recognized ratably over the period of the maintenance contract or as the services are provided.  Payments for maintenance fees are generally made in advance and are non-refundable.  Third party hardware sales revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

          For arrangements with multiple elements (e.g. delivered and undelivered products, maintenance and other services), the Company allocates revenue to each element of the arrangement based on the fair value of the undelivered elements, which is specific to the Company, using the residual value method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon sales prices of these services when sold separately to other customers.  When software licenses are sold without services, revenue is recognized when the above criteria are met. Deferred revenue is primarily comprised of undelivered maintenance services and in some cases third party products delivered but not yet accepted. When software licenses are sold with professional services and such services are deemed essential to the functionality of the overall solution, combined software license and service revenue is recognized over the service period. When software licenses are sold with professional services and such services are not considered essential to the functionality of the software, software license revenue is recognized when the above criteria are met and service revenue is recognized as the services are performed.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

          Intangible Assets:

          Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from less than one year to five years.

          The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist the Company in this process, the Company used an independent valuation firm. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily used the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates that the Company has used are consistent with the plans and estimates that the Company uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect the Company’s net operating results.  Amortization of purchased intangibles is expected to be $2.1 million, $2.1 million, $1.3 million, $0.2 million and $0.1 million for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

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

Important factors that could trigger an impairment, include the following:

•	Significant under performance relative to historical or projected future operating results;
•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business;
•	Significant negative industry or economic trends;
•	Significant declines in the Company’s stock price for a sustained period; and
•	Decreased market capitalization relative to net book value.

          When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value.

          Stock-Based Compensation:

                The Company has elected to utilize the intrinsic value method to account for its employee stock option plans.  When the exercise price of the Company’s employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements.  Compensation expense for options granted to non-employees is determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

          Had compensation cost for the Company’s stock-based compensation to employees been determined based on the fair value method, the amount of stock-based employee compensation cost and the Company’s pro forma results would have been as indicated below (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Net income as reported	$82	$17
Stock-based employee compensation cost, net of tax, utilizing the intrinsic value method	—	—
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(92)	(330)

Pro forma net loss under SFAS No. 123	$(10)	$(313)

Pro forma basic and diluted net loss per share under SFAS No. 123	$(0.00)	$(0.07)

Reclassifications

          Certain prior year items have been reclassified to conform with the current year’s presentation. These reclassifications had no impact on total assets, net revenues, operating income or net income as previously reported.

New Accounting Pronouncements

          In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables. “ This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into in interim periods beginning after June 15, 2003 (the quarter beginning July 1, 2003 for the Company). The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2.     LIQUIDITY:

          For the year ended December 31, 2002, the Company incurred a net loss of $0.5 million and used $0.1 million in operating activities. For the three months ended March 31, 2003, the Company had net income of $0.1 million and cash generated by operations of $0.9 million. At March 31, 2003, the Company had cash and cash equivalents of approximately $8.1 million.

          Although transaction and integration expenses associated with the recently completed merger (discussed below) have reduced cash, the Company believes that its cash, cash equivalents and cash flows from operations will be sufficient to meet the Company’s liquidity and capital requirements for at least the next 12 months.  In the event that existing funds are not sufficient to meet the Company’s obligations, the Company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, operating results and financial condition.

3.     MERGER OF ACTIONPOINT AND CAPTIVA SOFTWARE:

          On July 31, 2002, the Company completed the merger with privately-held Captiva Software Corporation, a California corporation, or Old Captiva, of San Diego, California (the “Merger”). Old Captiva was a provider of forms information capture software and related services.  Under the terms of the Merger agreement, the Company exchanged

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

all of Old Captiva’s outstanding common stock for 4.4 million shares of the Company’s common stock and 2.2 million replacement options to purchase common stock, of which 772,000 options were vested, and the issuance of warrants to purchase approximately 8,000 shares of common stock. The 2.2 million options to purchase common stock have exercise prices ranging from $0.52 to $2.43 per share and a weighted-average exercise price of $1.94 per share.  The warrants to purchase common stock have an exercise price of $2.43 per share.

          The Merger was accounted for as a purchase.  The fair value of the Company’s common stock issued in the Merger of $1.11 per share was determined based on the average closing price three days prior to the completion date of the Merger.  The fair value of the vested replacement options and the warrants to purchase common stock were estimated based on a Black-Scholes model utilizing the following assumptions: fair value of common stock of $1.11 per share, expected term of 2 years, expected volatility of 90%, expected dividend yield of 0%, and a risk free rate of 2.3%.

          On the date of the Merger the purchase price was allocated as follows (in thousands):

Identified intangibles	$6,737
Goodwill	6,082
In-process research and development	856
Current assets	4,771
Non-current assets	542
Current liabilities	(11,889)
Non-current liabilities	(150)
Direct acquisition and equity issuance costs	(1,659)

Equity consideration	$5,290

          In connection with the Merger, the Company wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations for the year ended December 31, 2002. The purchased in-process research and development (“IPR&D”) is solely related to the next version of Old Captiva’s Formware software.  The latest release of Old Captiva’s Formware software was introduced in March 2002. Old Captiva’s forms processing solutions complement the Company’s existing line of document capture solutions to create a more complete input management software solution.  Based on time spent on the next version of Old Captiva’s Formware software system and costs incurred, this project was estimated to be approximately 44% complete as of the merger date. At the date of acquisition, the total cost to complete the project was estimated to be approximately $0.8 million, primarily consisting of salaries, and the project is expected to be completed during the second quarter of 2003. The estimated fair value of the project was estimated utilizing a discounted cash flow model which was based on estimates of operating results and capital expenditures for the period from August 1, 2002 to December 31, 2006 and a risk adjusted discount rate of 30%.  Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses existed.  Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.  The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates.  The other acquired intangible assets are being amortized over their estimated useful lives of between less than one year and five years. The estimated lives were determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for, the input management software industry and the history, current state and future operations of Old Captiva.  The results of operations of Old Captiva are included in the year ended December 31, 2002 only from August 1, 2002.  If the Merger had occurred on January 1, 2002, pro forma financial information for the three months ended March 31, 2002 would have been as follows (in thousands, except per share information):

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended March 31, 2002

Net revenue	$11,892
Net loss	(539)
Basic and diluted net loss per share	(0.06)

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

     Details of the Merger costs are as follows (in thousands):

	Cash/ Non- cash	Estimated Cost	Completed Activity 2002	Completed Activity 2003	Adjustments 2003	Accrual Balance at March 31, 2003

Impairment of assets	Non-cash	$471	$(471)	$—	$—	$—
Excess lease costs	Cash	798	(139)	(95)	(44)	520
Reduction in workforce	Cash	879	(660)	(181)	—	38

		$2,148	$(1,270)	$(276)	$(44)	$558

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.     COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS):

	March 31, 2003	December 31, 2002

	(Unaudited)
Accounts receivable, net:
Accounts receivable	$10,250	$12,519
Allowance for doubtful accounts	(700)	(755)

	$9,550	$11,764

Other intangible assets, net:
Existing technology	$4,813	$4,813
Tradename and trademarks	679	679
Core technology	551	551
Maintenance agreements	479	479
Channel partner relationships	116	116
Order backlog	99	99
Patents	92	92
Accumulated amortization	(1,495)	(972)

	$5,334	$5,857

5.     COMPUTATION OF NET INCOME PER SHARE:

          Dilutive securities include options subject to vesting and warrants as if converted.   Dilutive securities of 0.5 million and 0.1 million are included in the diluted earnings per share calculation for the three months ended March 31, 2003 and 2002, respectively.  Potentially dilutive securities totaling 3.9 million and 2.7 million for the three months ended March 31, 2003 and 2002, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

6.     LINE OF CREDIT:

          In connection with the Merger, the Company assumed a line of credit with a bank.  The line of credit will expire in August 2003.  On March 31, 2003, the outstanding principal balance under the line of credit was $2.0 million.  Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit and the term loan bear interest at the bank’s prime rate plus 0.5%. All assets of the Company collateralize the line of credit.  The Company is restricted from paying dividends under the terms of the line of credit. The line of credit includes various financial covenants related to the Company’s operating results.  As of March 31, 2003 the Company is compliant with all loan covenants.

7.     INCOME TAXES:

          Income tax provision for the interim periods is based on estimated effective income tax rates for the year. The Company’s effective tax rate is 40% which was applied to the results for the three months ended March 31, 2003. The Company’s estimated effective income tax rate for the three months ended March 31, 2003 differs from  the U.S. federal statutory rate of 35% due to state income taxes. No tax provision was made for the three months ended March 31, 2002 due to the Company’s net operating loss carryforwards.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.     SEGMENTS AND GEOGRAPHIC REPORTING:

          The Company has a single reportable segment consisting of the development, marketing and servicing of information capture software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices of the Company’s subsidiaries in the United Kingdom, Germany and Australia which are responsible for sales to foreign customers. The foreign subsidiaries do not carry any significant tangible long-lived assets and the total assets of the Company’s foreign subsidiaries were not significant for any period presented.

          The following table presents revenue derived from domestic and international sales for the three months ended March 31, 2003 and 2002, respectively (in thousands, except percentage data):

	Three Months Ended March 31,

	2003	2002

United States and Canada	$10,025	$3,475
% of total	80%	60%
International (excluding Canada)	$2,579	$2,317
% of total	20%	40%

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other words of similar meaning.  These statements are only predictions based on information currently available to us.  Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

Although we believe that the estimates and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We assume no obligation to update any of the forward-looking statements contained in this report.

OVERVIEW:

          On March 4, 2002, ActionPoint, Inc. (“ActionPoint”) entered into a merger agreement with Captiva Software Corporation or Old Captiva.  The Merger was completed on July 31, 2002.  In the Merger, Old Captiva became a wholly owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation and remained a Delaware corporation.

          As a result of the purchase accounting that applies to the Merger, the results of operations of Old Captiva are included in our results of operations for the year ended December 31, 2002 only from August 1, 2002.  Therefore, we expect to report increased revenues and increased costs in future periods as the operations of Old Captiva will be included for an entire reporting period.

CRITICAL ACCOUNTING POLICIES:

          A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes.  We believe that the following accounting policies fit this definition:

          Revenue Recognition

          Revenue is generated primarily from three sources: (i) software licenses, which includes software license and royalty revenue, (ii) services, which includes software license maintenance fees, training and professional services revenue and (iii) third party products, which were primarily digital scanners in the first quarter of 2003. License revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable and no significant undelivered obligations remain. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating our software, provided collection of such revenue is determined to be probable and we have no further obligations. Services and support revenue is recognized ratably over the period of the maintenance contract or as the services are provided.  Payments for maintenance fees are generally made in advance and are non-refundable.  Third party hardware sales revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

          For arrangements with multiple elements (e.g. delivered and undelivered products, maintenance and other services), we allocate revenue to each element of the arrangement based on the fair value of the undelivered elements, which is specific to us, using the residual value method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon sales prices of these services when sold separately to other customers.  When software licenses are sold without services, revenue is recognized when the above criteria are met. Deferred revenue is primarily comprised of undelivered maintenance services and in some cases third party products delivered but not yet accepted. When software licenses are sold with professional services and such services are deemed essential to the functionality of the overall solution, combined software license and service revenue is recognized over the service period. When software licenses are sold with professional services and such services are not considered essential to the functionality of the software, software license revenue is recognized when the above criteria are met and service revenue is recognized as the services are performed.

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

          Factors we consider important which could trigger an impairment, include the following:

•	Significant under performance relative to historical or projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends;
•	Significant declines in our stock price for a sustained period; and
•	Decreased market capitalization relative to net book value.

          When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value.

RESULTS OF OPERATIONS:

Results of Operations  -  Historical

          The results of operations of Old Captiva are excluded from our historical results for the three months ended March 31, 2002 in accordance with generally accepted accounting principles (“GAAP”).

Three Months Ended March 31, 2003 and 2002

Revenues

          Our license revenues increased 48% in the three months ended March 31, 2003 to $5.5 million from $3.7 million for the three months ended March 31, 2002.  As a percentage of total revenue, licenses accounted for 43% and 64% in the three months ended March 31, 2003 and 2002, respectively.  The increase in license revenue for the three months ended March 31, 2003 compared to the same period in 2002 is primarily due to the Merger. The decreases in license revenues as a percentage of total revenues reflect the lower license revenues as a percentage of total revenues for the Old Captiva business and the increase in third party product revenue in the first quarter of 2003.

          Our service revenues increased 168% in the three months ended March 31, 2003 to $5.6 million from $2.1 million in the three months ended March 31, 2002.  As a percentage of total revenue, services accounted for 45% and 36% for the three months ended March 31, 2003 and 2002, respectively. The increase in service revenues both in absolute and percentage terms was attributable primarily to the Merger. The increase in service revenues as a percentage of total revenues is attributable to the higher service revenues as a percentage of total revenues for the Old Captiva business.

          Our third party products revenues were $1.5 million or 12% of total revenues for the three months ended March 31, 2003. No third party products revenues were reported in the three months ended March 31, 2002. The increase was primarily attributable to increased sales of digital scanners.

Gross Profit

          Gross profit increased 70% for the three months ended March 31, 2003 to $8.0 million from $4.7 million for the three months ended March 31, 2002. Gross profit as a percentage of revenue decreased to 64% from 82% for the three months ended March 31, 2003 and 2002, respectively. The increase in absolute terms was primarily attributable to the increased revenues related to the Merger and partially offset by the amortization of intangible assets also related to the Merger. The decrease in percentage terms was primarily attributable to a product mix in Old Captiva that equated to a lower gross margin percentage than historical ActionPoint and the increase in third party revenue in the first quarter, which carries a lower gross profit percentage than the other revenue categories.

Research and Development

          Research and development expenses increased 95% for the three months ended March 31, 2003 to $2.1 million from $1.1 million for the same period in 2002. The increase is attributable to the Merger. As a percentage of revenue, research and development expenses decreased to 17% for the three months ended March 31, 2003 from 19% for the three months ended March 31, 2002. The decrease in research and development expenses as a percentage of revenue reflects a lower percentage of research and development expense to revenue for the Old Captiva business.

Sales and Marketing

          Sales and marketing expenses increased 46% for the three months ended March 31, 2003 to $4.4 million from $3.0 million during the same period in 2002. As a percentage of total revenues, sales and marketing expenses were 35% and 52% in the three months ended March 31, 2003 and 2002, respectively. The increase in absolute terms is attributable to the Merger. The decrease in sales and marketing expenses as a percentage of total revenue reflects the lower percentage of sales and marketing expense to revenue for the Old Captiva business and the cost efficiencies that have been realized post-Merger through combining the sales and marketing operations of Old Captiva and ActionPoint.

General and Administrative

          General and administrative expenses increased $0.8 million or 130% in the three months ended March 31, 2003 to $1.5 million from $0.7 million in the same period in 2002. As a percentage of revenues, general and administrative expenses were 12% and 11% in the three months ended March 31, 2003 and 2002, respectively. The increase in absolute terms was primarily attributable to increases in staffing and professional fees related to the Merger.

Merger Costs

          The costs related to the Merger were recorded in the year ended December 31, 2002. As part of those Merger costs we recorded estimated excess lease costs of $0.8 million. Estimated excess lease costs were based on the expected differences between lease payments and sublease receipts that could be realized on a potential sublease. In the three months ended March 31, 2003, we recorded sublease receipts in excess of estimated receipts of $44,000.

Provision for Income Taxes

          The income tax provision for the three months ended March 31, 2003 is based on an estimated effective income tax rate for the year. Our effective tax rate for the three months ended March 31, 2003 was 40%. No tax provision was made for the three months ended March 31, 2002 due to our net operating loss carryforwards.

Results of Operations  -  Combined Company

          The results of operations of Old Captiva are excluded from our historical results for the three months ended March 31, 2002 in accordance with GAAP. As a result, we are providing a pro forma presentation of our results for the three months ended March 31, 2002 to assist in making comparisons of our results on a combined company basis. The combined company pro forma results for the three months ended March 31, 2002 include the results of ActionPoint and Old Captiva as if the Merger occurred on January 1, 2002. This pro forma information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.

          This financial information is not necessarily indicative of the results to be expected for an entire year and should not be relied upon as such.  The pro forma financial information presented below for the three months ended March 31, 2002  includes the results of operations for Old Captiva as if the Merger had occurred on January 1, 2002  and includes the amortization of purchased intangible assets  beginning January 1, 2002 (in thousands).

	Three Months Ended March 31, (Unaudited)

	2003	2002

	(Actual)	(Pro forma Combined)
Net revenues:
Software licenses	$5,467	$6,338
Services	5,611	5,084
Third party products	1,526	470

Total revenues	12,604	11,892
Cost of revenues:
Software licenses	320	401
Services	2,427	2,448
Third party products	1,284	400
Amortization of purchased intangibles	524	578

Total cost of revenues	4,555	3,827

Gross profit	8,049	8,065

Operating expenses:
Research and development	2,111	1,826
Sales and marketing	4,362	5,160
General and administrative	1,476	1,308
Merger costs	(44)	288

Income (loss) from operations	144	(517)
Other expense, net	(7)	(22)

Income (loss) before income taxes	137	(539)
Provision for income taxes	55	—

Pro forma net income (loss)	$82	$(539)

Three Months Ended March 31, 2003 and 2002

Revenues

          Our license revenues decreased 14% for the three months ended March 31, 2003 to $5.5 million from $6.3 million for the three months ended March 31, 2002.  As a percentage of total revenue, licenses accounted for 43% and 53% in the three months ended March 31, 2003 and 2002, respectively. The decrease in license revenue in total and as a percentage of total revenues is primarily attributable to the inclusion in first quarter of 2002 of license revenues of an unusually large site license sale of $1.0 million to one customer.

          Our service revenues increased 10% for the three months ended March 31, 2003 to $5.6 million from $5.1 million for the three months ended March 31, 2002.  As a percentage of total revenue, services accounted for 45% and 43% in the three months ended March 31, 2003 and 2002, respectively.  The increases in service revenues in total and as a percentage of total revenues reflect a growing installed base of customers, most of which purchase ongoing software maintenance support.

          Our third party products revenues increased 225% for the three months ended March 31, 2003 to $1.5 million from $0.5 million for the three months ended March 31, 2002.  As a percentage of total revenue, third party products accounted for 12% and 4% in the three months ended March 31, 2003 and 2002, respectively.  The increases in third party product revenues in total and as a percentage of total revenues reflect an increase in sales of digital scanners which Old Captiva introduced in the first quarter of 2002.

Gross Profit

          Gross profit was $8.0 million and $8.1 million for the three months ended March 31, 2003 and 2002, respectively.  Gross profit as a percentage of revenue decreased to 64% for the three months ended March 31, 2003 from 68% for the three months ended March 31,  2002.  The decrease in gross profit as a percentage of revenue for the first quarter of 2003 is due primarily to the change in product mix due to the increase in third party product revenues, which have lower gross margins relative to license and service revenues.

Research and Development

          Research and development expenses increased 16% for the three months ended March 31, 2003 to $2.1 million from $1.8 million for the three months ended March 31, 2002.  As a percentage of revenue, research and development expenses were 17% and 15% for the three months ended March 31, 2003 and 2002, respectively.  The increase in research and development expenses and research and development as a percentage of revenue is attributable to increases in headcount and related labor costs.

Sales and Marketing

          Sales and marketing expenses decreased 16% for the three months ended March 31, 2003 to $4.4 million from $5.2 million for the three months ended March 31, 2002.  As a percentage of revenue,sales and marketing expenses were 35% and 43% for the three months ended March 31, 2003 and 2002, respectively.  The lower cost for the three months ended March 31, 2003 is primarily attributable to the cost efficiencies that have been realized post-Merger through combining the sales and marketing operations of Old Captiva and ActionPoint.

General and Administrative

          General and administrative expenses increased 13% for the three months ended March 31, 2003 to $1.5 million from $1.3 million for the three months ended March 31, 2002.  As a percentage of revenue, general and administrative expenses increased to 12% for three months ended March 31, 2003 from 11% for the same period in 2002. The increase was primarily attributable to the increase in professional fees, mainly audit, tax and legal, and partially offset by a decrease in staffing and related compensation expense due to the Merger.

Merger Costs

          The costs related to the Merger were recorded in the year ended December 31, 2002. As part of those Merger costs we recorded estimated excess lease costs of $0.8 million. Estimated excess lease costs were based on the expected differences between lease payments and sublease receipts that could be realized on a potential sublease. In the three months ended March 31, 2003, we recorded sublease receipts in excess of estimated receipts of $44,000. Merger costs of $0.3 million for the three months ended March 31, 2002 were primarily legal and accounting costs incurred by Old Captiva.

Provision for Income Taxes

          The income tax provision for the three months ended March 31, 2003 is based on an estimated effective income tax rate for the year. Our effective tax rate for the three months ended March 31, 2003 was 40%. No tax provision was made for the three months ended March 31, 2002 due to our net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES:

          We have incurred losses and negative cash flows from operations in prior periods.  For the year ended December 31, 2002, we incurred a net loss of $0.5 million and used $0.1 million cash in operations. We may incur additional operating losses and negative cash flows in the future.  Failure to generate sufficient revenues, raise additional capital or reduce spending could adversely affect our ability to achieve our intended business objectives.  We  currently have no plans to fund our business with cash from sources other than operations and our existing cash and cash equivalents.

          At March 31, 2003, we had cash and cash equivalents of $8.1 million, compared to $7.5 million at December 31, 2002.

          In connection with the Merger, we assumed a line of credit with a bank.  On March 31, 2003, the outstanding principal balance under the line of credit was $2.0 million.  Borrowings under the line of credit are limited to the greater of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit bear interest at the bank’s prime rate plus 0.5%. All of our assets collateralize the line of credit.  Pursuant to the terms of the line of credit, we are restricted from paying dividends on our common stock.  The line of credit expires in August 2003. We expect to renew the line of credit prior to its expiration. However, there is no assurance that we will be able to do so under comparable terms or at all. The line of credit includes various financial covenants related to our operating results.  As of March 31, 2003 we are compliant with all loan covenants.

          Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2003 compared to net cash used in operating activities of $0.3 million in the first three months of 2002.  The net cash provided by operating activities in the three month period ended March 31, 2003 was attributable to favorable net changes in working capital primarily the result of reduced accounts receivable. The net cash used in operating activities in the first three months of 2002 was largely the result of payments of advisory costs and expenses, such as legal, accounting and investment banking, associated with the Merger.

          Net cash used in investing activities was $0.2 million and $38,000, exclusively for additions to property and equipment, in the three months ended March 31, 2003 and 2002, respectively, and is consistent with expected cash usage in the short-term.

          Net cash used in financing activities was $0.1 million for the three month period ended March 31, 2003, primarily for a discretionary principal repayment against our line of credit. On a go-forward basis, cash from financing activities will be effected by receipts from sale of stock under our Employee Stock Purchase Plan and from the exercise of stock options, and by any discretionary or maturity  repayments on our line of credit.

          Our principal sources of liquidity are cash and cash equivalents on hand, as well as expected cash flows from operations and the line of credit.  Although transaction and integration expenses associated with the recently completed Merger have reduced cash,we believe that our cash, cash equivalents and cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months.  We may, however, seek additional equity or debt financing to fund further expansion. There can be no assurance that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to us or would not be dilutive.

RISK FACTORS:

You should carefully consider the following risk factors and all other information contained in this Quarterly  Report on Form 10-Q. Investing in our common stock involves a high degree of risk. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you may lose all or part of your investment.

Because of the unpredictability and variability of revenues from our products, we may not accurately forecast revenues or match expenses to revenues which could harm quarterly operating results and cause volatility or declines in our stock price.

          Our quarterly revenues, expenses and operating results varied significantly in the past and our quarterly revenues, expenses and operating results are likely to vary significantly in the future due to a variety of factors, including:

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

We incurred losses in the past and we may incur losses in the future.

          We  incurred losses of $0.5 million and $1.9 million for the year ended December 31, 2002 and 2001, respectively.  Even as we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate higher revenues while containing costs and operating expenses to become and remain profitable. Failure to do so may cause our stock price to decline.

If the market for input management software does not grow, our revenues may not grow.

          The market for input management software is fragmented and extremely competitive. We have spent, and intend to continue to spend, considerable resources educating potential customers about our software products and the input management market in general. These expenditures may fail to achieve any additional degree of market acceptance for our products. The rate at which organizations have adopted our products has varied significantly in the past, and we expect to continue to experience such variations in the future. If the market for input management products grows more slowly than we anticipate, our revenues will not grow and our operating results will suffer.

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

          The majority of  our historical revenues and costs have been denominated in United States dollars. However, we expect that in the future an increasing portion of revenues and costs could be denominated in foreign currencies. Although we do not currently undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we may do so in the future. However, we do not have any plans to eliminate all foreign currency transaction exposure.  Foreign currency exchange rate fluctuations and other risks associated with international operations could increase our costs which, in turn, could harm our business.

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

          Our products are used in connection with critical business functions and may result in significant liability claims if they do not work properly. Limitation of liability provisions included in our license agreements may not sufficiently protect us from product liability claims because of limitations in existing or future laws or unfavorable judicial decisions. Although  we have not experienced any material product liability claims in the past, the sale and support of our products may give rise to claims in the future which may be substantial in light of the use of those products in business-critical applications. Liability claims could require expenditure of significant time and money in litigation or payment of significant damages. Any claims for damages, whether or not successful, could seriously damage our reputation and business.

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

          We license some technologies from third parties. There can be no assurance that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. If we cannot renew these licenses, shipments of our software could be delayed until equivalent capabilities can be developed or licensed and integrated into our products. These types of delays could seriously harm our business.

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

          Historically, we have derived substantially all of our revenues from the Formware, InputAccel and PixTools products. Our future operating results continue to depend heavily upon continued and widespread market acceptance for the InputAccel, PixTools and FormWare products and enhancements to those products. A decline in the demand for any of these products as a result of competition, technological change or other factors may cause our revenues to decrease.

We may be unable to meet our future capital requirements and any inability to finance our operations could harm our business.

          We cannot be certain that financing will be available to us on favorable terms when required, or at all. If we raise funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We could require substantial working capital to fund our business.  We have experienced negative cash flows from operations in the past, and we may experience negative cash flow from operations in the future.  Notwithstanding these factors, we believe that we have sufficient cash and cash equivalents to fund its operations for at least the next 12 months.

We rely upon contractual provisions and domestic copyright and trademark laws to protect our proprietary rights. Such laws may not be sufficient to protect our intellectual property from third parties who may sell similar products.

          We believe that the steps we have taken to safeguard our intellectual property afford only limited protection. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We license our software products primarily under license agreements with our customers. Our trade secrets may be inadvertently or unlawfully disclosed. In addition, competitors may develop technologies that are similar or superior to our technology or design that do not infringe our copyrights and this could reduce demand for our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing the unauthorized use of our products and proprietary information is difficult and, although we are not able to determine the extent to which piracy of our software products and proprietary information exists, piracy is expected to be a persistent problem. In addition, the laws of many foreign countries do not protect proprietary rights and intellectual property as fully as the laws of the United States.

In the past, we have depended heavily on service and other revenues to increase overall revenues, and we may not be able to sustain the existing levels of profitability of this part of our business.

          Many of our customers entered into service agreements which made up a significant portion of each company’s revenue in the past. Service and other revenues represented 43% of our total revenues for the year ended December 31, 2002. The level of service revenues in the future will depend largely upon our implementation services and ongoing renewals of customer support contracts by our growing installed customer base. Our service revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Due to the increasing costs of operating a professional services organization, we may not be able to sustain profitability in this part of our business in the near future, or ever.

Accounting charges resulting from the Merger will continue to have a negative effect on earnings over future quarters.

          The Merger has resulted in approximately $13 million of goodwill and other intangible assets being recorded on the books of the combined company. Of this amount, up to approximately $6 million will be amortized as part of our cost of revenues over the next five years. These non-cash charges will negatively affect earnings during the amortization period, which could have a negative effect on our stock price.

The loss of key employees pursuant to the Merger of ActionPoint and Old Captiva may prevent us from achieving the anticipated benefits of the Merger.

          The Merger has been and will continue to be followed by a period of integration and transition. This process may result in the loss of key employees. The loss of key employees could make it significantly more difficult to manage the critical functions of these two businesses and impair our ability to compete effectively against other input management software providers.

          As a result of the Merger, James Vickers, David Sharp and Matthew Albanese, the former executive officers of ActionPoint, may be entitled to significant severance benefits if their employment is terminated under certain circumstances after the Merger. These former executive officers may be entitled to resign and collect severance payments if they have suffered a material reduction in their authority or responsibility. In addition, Reynolds Bish, Rick Russo, Steven Burton and Blaine Owens are employees at will and may terminate their employment at any time.

If we cannot successfully integrate existing business operations of ActionPoint and Old Captiva, we may not achieve the anticipated benefits of the Merger.

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

The Merger could harm key third party relationships.

          The Merger may harm our relationship with third parties with whom ActionPoint and Old Captiva had relationships prior to the Merger. Uncertainties following the Merger may cause these parties to discontinue or modify these relationships in a manner unfavorable to us. Any changes in these relationships could harm our business. In addition, customers of Old Captiva and ActionPoint and other third parties may, in response to the Merger, delay or defer decisions concerning whether to utilize our services and products. We could experience a decrease in expected revenue as a consequence of uncertainties associated with the Merger. Any delay or deferral in those decisions by customers of Old Captiva and ActionPoint or other third parties could have a material adverse effect on our business.

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

          Our common stock is presently authorized for quotation on The Nasdaq National Market. Accordingly, we are subject to all the requirements of our listing agreement with Nasdaq. Certain events could cause us to have our status as a National Market Issuer terminated, including:

•	failure to maintain a closing bid price for our common stock of at least $1.00 per share for 30 consecutive trading days;
•	failure to maintain stockholders’ equity of at least $10.0 million;
•	failure to maintain an audit committee that comports to the independence and other standards of The Nasdaq National Market and the Securities and Exchange Commission; and
•	failure to hold timely annual meetings of stockholders and comply with other corporate governance requirements.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

          The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of March 31, 2003, the Company had approximately $8.1 million in cash and cash equivalents.

          The Company has significant foreign operations and, as a result, is subject to various risks, including, foreign currency risks. The Company has not entered into foreign currency contracts for purposes of hedging or speculation. To date, the Company has not realized any significant gain or loss from its transactions denominated in foreign currencies.  For the three months ended March 31, 2003, approximately 20% of the Company’s sales and approximately 13% of the Company’s operating expenses were denominated in currencies other than the Company’s functional currency. These foreign currencies are primarily British pounds, Euros and the Australian dollar. Additionally, substantially all of the receivables and payables of the Company’s foreign subsidiaries are denominated in currencies other than the Company’s functional currency.

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

Changes in Controls and Procedures

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls after the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1.          Legal proceedings

Captiva Software Corporation is not a party to any material legal proceedings.

Item 2.          Changes in Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.          Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit Number	Description

99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002
99.2	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

b. Reports on Form 8-K

None.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTIVA SOFTWARE CORPORATION

Registrant

/s/ REYNOLDS C. BISH
Date: May 15, 2003
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ RICK E. RUSSO

Rick E. Russo Chief Financial Officer