Form 10-Q
period 2003-06-30
CAPTIVA SOFTWARE CORP
filed 2003-08-13
CIK 909276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes   ☐     No  ☒

         As of July 31, 2003, there were 9,477,231 shares of the registrant’s common stock, par value $0.01, outstanding.

CAPTIVA SOFTWARE CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003
INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets at June 30, 2003 and December 31, 2002 (unaudited)	3

	Consolidated Condensed Statements of Operations for the Three and Six-Month Periods Ended June 30, 2003 and 2002 (unaudited)	4

	Consolidated Condensed Statements of Stockholders’ Equity and Total Comprehensive Income for the Three and Six-Month Periods Ended June 30, 2003 (unaudited)	5

	Consolidated Condensed Statements of Cash Flows for the Six-Month Periods Ended June 30, 2003 and 2002 (unaudited)	6

	Notes to Consolidated Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	32

Signatures		33

Part I - Financial Information
Item 1 - Financial Statements

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS*
(UNAUDITED)
(IN THOUSANDS)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$9,225	$7,453
Accounts receivable, net	10,309	11,764
Deferred tax assets	1,340	839
Prepaid expenses and other current assets	2,359	1,725

Total current assets	23,233	21,781
Property and equipment, net	915	1,014
Other assets	386	402
Goodwill	6,082	6,082
Other intangible assets, net	4,810	5,857

Total assets	$35,426	$35,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$989	$699
Accrued compensation and related liabilities	2,293	2,914
Other liabilities	4,780	4,439
Line of credit	1,800	2,145
Deferred revenue	10,085	10,371

Total current liabilities	19,947	20,568

Deferred revenue	736	956
Other liabilities	419	521
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	93	89
Additional paid in capital	16,332	15,499
Accumulated deficit	(2,166)	(2,549)
Accumulated other comprehensive income	65	52

Total stockholders’ equity	14,324	13,091

Total liabilities and stockholders’ equity	$35,426	$35,136

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS*
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues:
Software	$6,779	$3,671	$12,360	$7,371
Services	5,199	2,037	10,897	4,129
Hardware and other	1,904	—	3,229	—

Total revenues	13,882	5,708	26,486	11,500
Cost of revenues:
Software	740	263	1,140	481
Services	2,527	837	5,038	1,685
Hardware and other	1,521	—	2,641	—
Amortization of purchased intangible assets	524	—	1,048	—

Total cost of revenues	5,312	1,100	9,867	2,166

Gross profit	8,570	4,608	16,619	9,334
Operating expenses:
Research and development	2,114	1,149	4,225	2,234
Sales and marketing	4,532	2,639	8,894	5,635
General and administrative	1,436	711	2,912	1,352
Merger costs	—	—	(44)	—

Total operating expenses	8,082	4,499	15,987	9,221

Operating income	488	109	632	113
Other income, net	14	681	7	694

Income before income taxes	502	790	639	807
Provision for income taxes	201	—	256	—

Net income	$301	$790	$383	$807

Basic and diluted net income per share	$0.03	$0.18	$0.04	$0.18

Basic common equivalent shares	9,011	4,375	8,936	4,375

Diluted common equivalent shares	10,347	4,420	9,820	4,425

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TOTAL
COMPREHENSIVE INCOME*
(UNAUDITED)
(IN THOUSANDS)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2002	8,860	$89	$15,499	$(2,549)	$52	$13,091
Exercise of stock options	4	—	10			10
Comprehensive income:
Foreign currency translation adjustment					68	68
Net income				82		82

Total comprehensive income						150

Balance at March 31, 2003	8,864	$89	$15,509	$(2,467)	$120	$13,251
Exercise of stock options	295	3	712			715
Issuance of common stock under employee stock purchase plan	82	1	111			112
Comprehensive income:
Foreign currency translation adjustment					(55)	(55)
Net income				301		301

Total comprehensive income						246

Balance at June 30, 2003	9,241	$93	$16,332	$(2,166)	$65	$14,324

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS*
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$383	$807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,377	307
Deferred income taxes	(501)	—
Net gain on sale of Dialog Server assets	—	(608)
Changes in operating assets and liabilities:
Accounts receivable	1,455	662
Other current assets and other assets	(723)	(78)
Accounts payable	290	(263)
Deferred revenue	(506)	135
Other liabilities	(382)	(871)

Net cash provided by operating activities:	1,393	91

Cash flows from investing activities:
Purchases of property and equipment	(229)	(113)
Proceeds from sale of Dialog Server assets	—	608

Net cash (used in) provided by investing activities:	(229)	495

Cash flows from financing activities:
Payments on line of credit	(345)	—
Proceeds from issuance of common stock	837	68

Net cash provided by financing activities	492	68
Effect of exchange rate changes on cash	116	—
Net increase in cash and cash equivalents	1,772	654
Cash and cash equivalents at beginning of period	7,453	8,325

Cash and cash equivalents at end of period	$9,225	$8,979

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

         In the opinion of management, the unaudited consolidated condensed financial statements for the three and six-month periods ended June 30, 2003 and 2002 include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year and should not be relied upon as such.

         Revenue Recognition:

         Revenue is generated primarily from three sources: (i) software, which is primarily software license and royalty revenue, (ii) services, which includes software license maintenance fees, training and professional services revenue and (iii) hardware and other products, which were primarily sales of digital scanners in the three and six months ended June 30, 2003. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable and no significant undelivered obligations remain. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating the Company’s software, provided collection of such revenue is determined to be probable and the Company has no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Hardware and other products sales revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

         For arrangements with multiple elements (e.g. delivered and undelivered products, maintenance and other services), the Company allocates revenue to each element of the arrangement based on the fair value of the undelivered elements, which is specific to the Company, using the residual value method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon prices of these services when sold separately to other customers. Deferred revenue is primarily comprised of undelivered maintenance services and in some cases hardware and other products delivered but not yet accepted. When software licenses are sold with professional services and such services are deemed essential to the functionality of the overall solution, combined software and service revenue is recognized over the service period. When software licenses are sold with professional services and such services are not considered essential to the functionality of the software, software revenue is recognized when the above criteria are met and service revenue is recognized as the services are performed.

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

         The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist the Company in this process, the Company used an independent valuation firm. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily used the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required, such as residual growth rates and discount factors. The estimates that the Company has used are consistent with the plans and estimates that the Company uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect the Company’s net operating results. Amortization of purchased intangibles is expected to be $2.1 million, $2.1 million, $1.3 million, $0.2 million and $0.1 million for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

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

         Important factors that could trigger an impairment include the following:

•	Significant underperformance relative to historical or projected future operating results;
•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business;
•	Significant negative industry or economic trends;
•	Significant declines in the Company’s stock price for a sustained period; and
•	Decreased market capitalization relative to net book value.

         When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value.

         Stock-Based Compensation:

         The Company has elected to utilize the intrinsic value method to account for its employee stock option plans. When the exercise price of the Company’s employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. Compensation expense for options granted to non-employees is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

         Had compensation cost for the Company’s stock-based compensation to employees been determined based on the fair value method, the amount of stock-based employee compensation cost and the Company’s pro forma results would have been as indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$301	$790	$383	$807
Stock-based employee compensation cost, net of tax, utilizing the intrinsic value method	—	—	—	—
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(146)	(330)	(334)	(660)

Pro forma net income under SFAS No. 123	$155	$460	$49	$147

Pro forma basic net income per share under SFAS No. 123	$0.02	$0.11	$0.01	$0.03

Pro forma diluted net income per share under SFAS No. 123	$0.01	$0.10	$0.00	$0.03

Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.0%	2.5%	2.0%	2.5%
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	100%	90%	100%	90%
Expected dividend yield	0%	0%	0%	0%

         Reclassifications:

         Certain prior period items have been reclassified to conform with the current period’s presentation. These reclassifications had no impact on total assets, net revenues, operating income or net income as previously reported.

         New Accounting Pronouncements:

         In November 2002, the EITF reached consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into in interim periods beginning after June 15, 2003 (the quarter beginning July 1, 2003 for the Company). The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2.       MERGER OF ACTIONPOINT AND CAPTIVA SOFTWARE:

         On July 31, 2002, the Company completed the merger with privately-held Captiva Software Corporation, a California corporation (“Old Captiva”), of San Diego, California (the “Merger”). Old Captiva was a provider of forms information capture software and related services. Under the terms of the Merger agreement, the Company exchanged all of Old Captiva’s outstanding common stock for 4.4 million shares of the Company’s common stock and 2.2 million replacement options to purchase common stock, of which 772,000 options were vested, and issued warrants to purchase approximately 8,000 shares of common stock. The 2.2 million options to purchase common stock have exercise prices ranging from $0.52 to $2.43 per share and a weighted-average

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

exercise price of $1.94 per share. The warrants to purchase common stock have an exercise price of $2.43 per share.

         The Merger was accounted for as a purchase. The fair value of the Company’s common stock issued in the Merger of $1.11 per share was determined based on the average closing price three days prior to the completion date of the Merger. The fair value of the vested replacement options were estimated based on a Black-Scholes model utilizing the following assumptions: fair value of common stock of $1.11 per share, expected term of two years, expected volatility of 90%, expected dividend yield of 0%, and a risk-free interest rate of 2.3%.

         On the date of the Merger the purchase price was allocated as follows (in thousands):

Identified intangibles	$6,737
Goodwill	6,082
In-process research and development	856
Current assets	4,771
Non-current assets	542
Current liabilities	(11,889)
Non-current liabilities	(150)
Direct acquisition and equity issuance costs	(1,659)

Equity consideration	$5,290

         In connection with the Merger, the Company wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations for the year ended December 31, 2002. The purchased in-process research and development (“IPR&D”) is solely related to the next version of Old Captiva’s Formware software. The latest release of Old Captiva’s Formware software was introduced in March 2002. Based on time spent on the next version of Old Captiva’s Formware software system and costs incurred, this project was estimated to be approximately 44% complete as of the merger date. At the date of acquisition, the total cost to complete the project was estimated to be approximately $0.8 million, primarily consisting of salaries, and the project was completed during the second quarter of 2003, as expected. The results of operations of Old Captiva are included in the year ended December 31, 2002 only from August 1, 2002. If the Merger had occurred on January 1, 2002, pro forma financial information for the three and six months ended June 30, 2002 would have been as follows (in thousands, except per share information):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Net revenue	$11,722	$23,614
Net income (loss)	246	(293)
Basic and diluted net income (loss) per share	0.03	(0.03)

         During the year ended December 31, 2002, as the result of a review of the combined operation, the Company adopted a plan which included a reduction of its workforce and office space made redundant by the Merger. This plan is expected to largely be completed during 2003. As a result of the adoption of this plan, the Company recorded charges of $2.1 million during the year ended December 31, 2002. These charges primarily relate to the consolidation of the Company’s continuing operations resulting in the impairment of an asset, excess lease costs and employee severance costs related to a reduction in workforce.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

       Details of the Merger costs are as follows (in thousands):

	Cash/Non-cash	Estimated Cost	Completed Activity 2002	Completed Activity 2003	Adjustments 2003	Accrual Balance at June 30, 2003
Impairment of assets	Non-cash	$471	$(471)	$—	$—	$—
Excess lease costs	Cash	798	(139)	(233)	(44)	382
Reduction in workforce	Cash	879	(660)	(200)	—	19

		$2,148	$(1,270)	$(433)	$(44)	$401

3.    COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS):

	June 30, 2003	December 31, 2002
	(Unaudited)
Accounts receivable, net:
Accounts receivable	$10,947	$12,519
Allowance for doubtful accounts	(638)	(755)

	$10,309	$11,764

Property and equipment, net:
Office equipment and machinery	$2,464	$2,255
Computer software	908	908
Leasehold improvements	555	533

	3,927	3,696
Less accumulated depreciation and amortization	(3,012)	(2,682)

	$915	$1,014

Other intangible assets, net:
Existing technology	$4,813	$4,813
Tradename and trademarks	679	679
Core technology	551	551
Maintenance agreements	479	479
Channel partner relationships	116	116
Order backlog	99	99
Patents	92	92
Accumulated amortization	(2,019)	(972)

	$4,810	$5,857

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.    COMPUTATION OF NET INCOME PER SHARE:

         Dilutive securities include options subject to vesting and warrants as if converted. Dilutive securities of 1.3 million and 0.9 million are included in the diluted earnings per share calculation for the three and six months ended June 30, 2003, respectively. Dilutive securities of 0.05 million are included in the diluted earnings per share calculation for both the three and six months ended June 30, 2002. Potentially dilutive securities totaling 1.0 million and 2.0 million for the three and six months ended June 30, 2003, respectively, and 2.7 million for both the three and six months ended June 30, 2002, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

5.    LINE OF CREDIT:

         In connection with the Merger, the Company assumed a line of credit with a bank. The line of credit will expire in August 2003. On June 30, 2003, the outstanding principal balance under the line of credit was $1.8 million. Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit and the term loan bear interest at the bank’s prime rate plus 0.5%. All assets of the Company collateralize the line of credit. The Company is restricted from paying dividends under the terms of the line of credit. The line of credit includes various financial covenants related to the Company’s operating results. As of June 30, 2003 the Company was compliant with all loan covenants.

6.    INCOME TAXES:

         Income tax provision for the interim periods is based on estimated effective income tax rates for the year. The Company’s effective tax rate is 40%, which was applied to the results for the three and six months ended June 30, 2003. The Company’s estimated effective income tax rate for the three and six months ended June 30, 2003 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. No tax provision was made for the three and six months ended June 30, 2002 due to the Company’s net operating loss carryforwards.

7.    SALE OF THE DIALOG SERVER PRODUCT LINE:

         The Company sold its Dialog Server product line to Chordiant Software, Inc. (“Chordiant”) on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1,700,000 shares of Chordiant common stock, which was valued at $3.00 per share at the closing sale date. The Company sold all of the Chordiant common stock, including the shares held in escrow, in July 2001 at approximately $2.73 per share and recognized a loss of approximately $400,000 in the third quarter of 2001. For the year ended December 31, 2001, the Company recognized a pretax gain of approximately $4.6 million ($2.3 million net of tax) on the transaction, comprised of proceeds other than amounts in escrow and less transaction expenses. A portion of the total proceeds, $637,000 in cash, remained in escrow for one year following the closing date pursuant to the asset sale agreement with Chordiant. Accordingly, this amount was not included on the balance sheet or in the initial computation of gain on sale. The Company received $608,000 of the escrow funds in May 2002 and the Company recognized this amount as other income in the quarter ended June 30, 2002.

8.    SEGMENTS AND GEOGRAPHIC REPORTING:

         The Company has a single reportable segment consisting of the development, marketing and servicing of information capture software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices of the Company’s subsidiaries in the United Kingdom, Germany and Australia, which are responsible for sales to foreign customers. The foreign subsidiaries do not carry any significant tangible long-lived assets and the total assets of the Company’s foreign subsidiaries were not significant for any period presented.

CAPTIVA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

         The following table presents revenue derived from domestic and international sales for the three and six months ended June 30, 2003 and 2002, respectively (in thousands, except percentage data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
United States and Canada	$10,376	$3,881	$20,401	$7,358
% of total	75%	68%	77%	64%
International (excluding Canada)	$3,506	$1,827	$6,085	$4,142
% of total	25%	32%	23%	36%

9.    GUARANTEES:

         In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

         From time to time, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its financial statements.

Item  2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other words of similar meaning. These statements are only predictions based on information currently available to us. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

Although we believe that the estimates and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements contained in this report.

OVERVIEW:

         On March 4, 2002, ActionPoint, Inc. (“ActionPoint”) entered into a merger agreement with privately-held Captiva Software Corporation (“Old Captiva”). On July 31, 2002, the Company completed the merger with Old Captiva (the “Merger”). In the Merger, Old Captiva became a wholly owned subsidiary of ActionPoint, and ActionPoint changed its name to Captiva Software Corporation and remained a Delaware corporation.

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

         Revenue Recognition

         Revenue is generated primarily from three sources: (i) software, which is primarily software license and royalty revenue, (ii) services, which includes software license maintenance fees, training and professional services revenue and (iii) hardware and other products, which were primarily sales of digital scanners in the three and six months ended June 30, 2003. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable and no significant undelivered obligations remain. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating our software, provided collection of such revenue is determined to be probable and we have no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Hardware and other products sales revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

         For arrangements with multiple elements (e.g. delivered and undelivered products, maintenance and other services), we allocate revenue to each element of the arrangement based on the fair value of the undelivered elements, which is specific to us, using the residual value method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon prices of these services when sold separately to other customers. Deferred revenue is primarily comprised of undelivered maintenance services and in some cases hardware and other products delivered but not yet accepted. When software licenses are sold with professional services and such services are deemed essential to the functionality of the overall solution, combined software and service revenue is recognized over the service period. When software licenses are sold with professional services and such services are not considered essential to the functionality of the software, software revenue is recognized when the above criteria are met and service revenue is recognized as the services are performed.

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

         The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist us in this process, we used an independent valuation firm. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required, such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results. Amortization of purchased intangibles is expected to be $2.1 million, $2.1 million, $1.3 million, $0.2 million and $0.1 million for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

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

         Factors we consider important which could trigger an impairment include the following:

•	Significant underperformance relative to historical or projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends;
•	Significant declines in our stock price for a sustained period; and
•	Decreased market capitalization relative to net book value.

         When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value.

RESULTS OF OPERATIONS:

         The results of operations of Old Captiva are excluded from our historical results for the three and six months ended June 30, 2002 in accordance with generally accepted accounting principles (“GAAP”).

Three Months Ended June 30, 2003 and 2002

Revenues

         Total revenues increased 143% for the three months ended June 30, 2003 to $13.9 million from $5.7 million for the three months ended June 30, 2002.

         Our software revenues increased 85% for the three months ended June 30, 2003 to $6.8 million from $3.7 million for the three months ended June 30, 2002. As a percentage of total revenues, software revenues accounted for 49% and 64% for the three months ended June 30, 2003 and 2002, respectively. The increase in software revenues for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is primarily due to the Merger. The decrease in software revenues as a percentage of total revenues reflects the lower software revenues as a percentage of total revenues for the Old Captiva business and the increase in hardware and other revenues in the second quarter of 2003.

         Our service revenues increased 155% for the three months ended June 30, 2003 to $5.2 million from $2.0 million for the three months ended June 30, 2002. As a percentage of total revenues, services accounted for 37% and 36% for the three months ended June 30, 2003 and 2002, respectively. The increase in service revenues both in absolute and percentage terms was attributable primarily to the Merger. The increase in service revenues as a percentage of total revenues is attributable to the higher service revenues as a percentage of total revenues for the Old Captiva business.

         Our hardware and other revenues were $1.9 million or 14% of total revenues for the three months ended June 30, 2003. No hardware and other revenues were reported for the three months ended June 30, 2002. The increase was primarily attributable to sales of digital scanners.

Gross Profit

         Gross profit increased 86% for the three months ended June 30, 2003 to $8.6 million from $4.6 million for the three months ended June 30, 2002. Gross profit as a percentage of total revenues decreased to 62% from 81% for the three months ended June 30, 2003 and 2002, respectively. The increase in absolute terms was primarily attributable to the increased revenues related to the Merger and partially offset by the amortization of intangible assets also related to the Merger. The decrease in percentage terms was primarily attributable to a product mix in Old Captiva that equated to a lower gross margin percentage than our historical gross margin and the increase in hardware revenue in the second quarter of 2003, which carries a lower gross profit percentage than the other revenue categories.

Research and Development

         Research and development expenses increased 84% for the three months ended June 30, 2003 to $2.1 million from $1.1 million for the three months ended June 30, 2002. The increase is attributable to the Merger. As a percentage of total revenues, research and development expenses decreased to 15% for the three months ended June 30, 2003 from 20% for the three months ended June 30, 2002. The decrease in research and development expenses as a percentage of revenues reflects a lower percentage of research and development expense to revenue for the Old Captiva business.

Sales and Marketing

           Sales and marketing expenses increased 72% for the three months ended June 30, 2003 to $4.5 million from $2.6 million for the three months ended June 30, 2002. As a percentage of total revenues, sales and marketing expenses were 33% and 46% for the three months ended June 30, 2003 and 2002, respectively. The increase in absolute terms is attributable to the Merger. The decrease in sales and marketing expenses as a percentage of total revenues reflects the lower percentage of sales and marketing expense to revenue for the Old Captiva business and the cost efficiencies that have been realized post-Merger through combining the sales and marketing operations of Old Captiva and ActionPoint.

General and Administrative

           General and administrative expenses increased 102% for the three months ended June 30, 2003 to $1.4 million from $0.7 million for the three months ended June 30, 2002. As a percentage of total revenues, general and administrative expenses were 10% and 12% for the three months ended June 30, 2003 and 2002, respectively. The increase in absolute terms was primarily attributable to increases in staffing and professional fees related to the Merger.

Other Income, Net

         Approximately $0.6 million of amounts held in escrow in conjunction with the May 2001 sale of the Dialog Server business to Chordiant Software, Inc. were received in the second quarter of 2002 and recognized as other income.

Provision for Income Taxes

         The income tax provision for the three months ended June 30, 2003 is based on an estimated effective income tax rate for the year. Our effective tax rate for the three months ended June 30, 2003 was 40%. No tax provision was made for the three months ended June 30, 2002 due to our net operating loss carryforwards.

Six Months Ended June 30, 2003 and 2002

Revenues

         Total revenues increased 130% for the six months ended June 30, 2003 to $26.5 million from $11.5 million for the six months ended June 30, 2002.

         Our software revenues increased 68% for the six months ended June 30, 2003 to $12.4 million from $7.4 million for the six months ended June 30, 2002. As a percentage of total revenues, software revenues accounted for 47% and 64% for the six months ended June 30, 2003 and 2002, respectively. The increase in software revenues for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is primarily due to the Merger. The decrease in software revenues as a percentage of total revenues reflects the lower software revenues as a percentage of total revenues for the Old Captiva business and the increase in hardware and other revenues in the six months ended June 30, 2003.

         Our service revenues increased 164% for the six months ended June 30, 2003 to $10.9 million from $4.1 million for the six months ended June 30, 2002. As a percentage of total revenues, services accounted for 41% and 36% for the six months ended June 30, 2003 and 2002, respectively. The increase in service revenues both in absolute and percentage terms was attributable primarily to the Merger. The increase in service revenues as a percentage of total revenues is attributable to the higher service revenues as a percentage of total revenues for the Old Captiva business.

         Our hardware and other revenues were $3.2 million or 12% of total revenues for the six months ended June 30, 2003. No hardware and other revenues were reported for the six months ended June 30, 2002. The increase was primarily attributable to sales of digital scanners.

Gross Profit

         Gross profit increased 78% for the six months ended June 30, 2003 to $16.6 million from $9.3 million for the six months ended June 30, 2002. Gross profit as a percentage of total revenues decreased to 63% from 81% for the six months ended June 30, 2003 and 2002, respectively. The increase in absolute terms was primarily attributable to the increased revenues related to the Merger and partially offset by the amortization of intangible assets also related to the Merger. The decrease in percentage terms was primarily attributable to a product mix in Old Captiva that equated to a lower gross margin percentage than our historical gross margin and the increase in hardware and other revenues in the six months ended June 30, 2003, which carries a lower gross profit percentage than the other revenue categories.

Research and Development

           Research and development expenses increased 89% for the six months ended June 30, 2003 to $4.2 million from $2.2 million for the six months ended June 30, 2002. The increase is attributable to the Merger. As a percentage of total revenues, research and development expenses decreased to 16% for the six months ended June 30, 2003 from 19% for the six months ended June 30, 2002. The decrease in research and development expenses as a percentage of revenues reflects a lower percentage of research and development expense to revenue for the Old Captiva business.

Sales and Marketing

           Sales and marketing expenses increased 58% for the six months ended June 30, 2003 to $8.9 million from $5.6 million for the six months ended June 30, 2002. As a percentage of total revenues, sales and marketing expenses were 34% and 49% for the six months ended June 30, 2003 and 2002, respectively. The increase in absolute terms is attributable to the Merger. The decrease in sales and marketing expenses as a percentage of total revenues reflects the lower percentage of sales and marketing expense to revenue for the Old Captiva business and the cost efficiencies that have been realized post-Merger through combining the sales and marketing operations of Old Captiva and ActionPoint.

General and Administrative

         General and administrative expenses increased 115% for the six months ended June 30, 2003 to $2.9 million from $1.4 million for the six months ended June 30, period in 2002. As a percentage of total revenues, general and administrative expenses were 11% and 12% for the six months ended June 30, 2003 and 2002, respectively. The increase in absolute terms was primarily attributable to increases in staffing and professional fees related to the Merger.

Merger Costs

         The costs related to the Merger were recorded in the year ended December 31, 2002. As part of those Merger costs we recorded estimated excess lease costs of $0.8 million. Estimated excess lease costs were based on the expected differences between lease payments and sublease receipts that could be realized on a potential sublease. In the six months ended June 30, 2003, we recorded sublease receipts in excess of estimated receipts of $44,000.

Other Income, Net

         Approximately $0.6 million of amounts held in escrow in conjunction with the May 2001 sale of the Dialog Server business to Chordiant Software, Inc. were received in the second quarter of 2002 and recognized as other income.

Provision for Income Taxes

         The income tax provision for the six months ended June 30, 2003 is based on an estimated effective income tax rate for the year. Our effective tax rate for the six months ended June 30, 2003 was 40%. No tax provision was made for the six months ended June 30, 2002 due to our net operating loss carryforwards.

Results of Operations - Pro Forma Combined Company

         The results of operations of Old Captiva are excluded from our historical results for the three and six months ended June 30, 2002 in accordance with GAAP. As a result, we are providing a pro forma presentation of our results for the three and six months ended June 30, 2002 to assist in making comparisons of our results on a combined company basis. The combined company pro forma results for the three and six months ended June 30, 2002 include the results of ActionPoint and Old Captiva as if the Merger occurred on January 1, 2002. This pro forma information is presented in a manner consistent with the disclosure requirements of SFAS No. 141, “Business Combinations”.

         This financial information is not necessarily indicative of the results to be expected for an entire year and should not be relied upon as such. The pro forma financial information presented below for the three and six months ended June 30, 2002 includes the results of operations for Old Captiva as if the Merger had occurred on January 1, 2002 and includes the amortization of purchased intangible assets beginning January 1, 2002 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Actual)	(Pro forma Combined)	(Actual)	(Pro forma Combined)
Net revenues:
Software	$6,779	$6,390	$12,360	$12,772
Services	5,199	5,103	10,897	10,223
Hardware and other	1,904	229	3,229	619

Total revenues	13,882	11,722	26,486	23,614
Cost of revenues:
Software	740	443	1,140	886
Services	2,527	2,483	5,038	4,966
Hardware and other	1,521	146	2,641	468
Amortization of purchased intangible assets	524	559	1,048	1,137

Total cost of revenues	5,312	3,631	9,867	7,457

Gross profit	8,570	8,091	16,619	16,157

Operating expenses:
Research and development	2,114	1,967	4,225	3,794
Sales and marketing	4,532	4,774	8,894	9,934
General and administrative	1,436	1,411	2,912	2,719
Merger costs	—	339	(44)	627

Total operating expenses	8,082	8,491	15,987	17,074

Operating income (loss)	488	(400)	632	(917)
Other income, net	14	646	7	624

Income (loss) before income taxes	502	246	639	(293)
Provision for income taxes	201	—	256	—

Pro forma net income (loss)	$301	$246	$383	$(293)

Three Months Ended June 30, 2003 and 2002 - Pro Forma Combined Company

Revenues

         Total revenues increased 18% for the three months ended June 30, 2003 to $13.9 million from $11.7 million for the three months ended June 30, 2002.

         Our software revenues increased 6% for the three months ended June 30, 2003 to $6.8 million from $6.4 million for the three months ended June 30, 2002. As a percentage of total revenues, software revenues accounted for 49% and 55% for the three months ended June 30, 2003 and 2002, respectively. The decrease in software revenues as a percentage of total revenues is primarily attributable to the increase in hardware and other revenues as a percentage of total revenues for the three months ended June 30, 2003 as a result of an increase in sales of digital scanners.

         Our service revenues increased 2% for the three months ended June 30, 2003 to $5.2 million from $5.1 million for the three months ended June 30, 2002. As a percentage of total revenues, services accounted for 37% and 44% for the three months ended June 30, 2003 and 2002, respectively. The increase in service revenues in total reflects a growing installed base of customers, most of which purchase ongoing software maintenance support, partially offset by a reduction in professional services revenues of $0.3 million. The decrease in service revenues as a percentage of total revenues is primarily attributable to the increase in hardware and other revenues as a percentage of total revenues for the three months ended June 30, 2003 as a result of an increase in sales of digital scanners.

         Our hardware and other revenues increased 731% for the three months ended June 30, 2003 to $1.9 million from $0.2 million for the three months ended June 30, 2002. As a percentage of total revenues, third party products accounted for 14% and 2% for the three months ended June 30, 2003 and 2002, respectively. The increases in hardware and other revenues in total and as a percentage of total revenues reflect an increase in sales of digital scanners which Old Captiva introduced in the first quarter of 2002.

Gross Profit

         Gross profit was $8.6 million and $8.1 million for the three months ended June 30, 2003 and 2002, respectively. Gross profit as a percentage of total revenues decreased to 62% for the three months ended June 30, 2003 from 69% for the three months ended June 30, 2002. The decrease in gross profit as a percentage of total revenues for the second quarter of 2003 is due primarily to the change in product mix due to the increase in hardware and other revenues, which have lower gross margins relative to software and service revenues.

Research and Development

         Research and development expenses increased 7% for the three months ended June 30, 2003 to $2.1 million from $2.0 million for the three months ended June 30, 2002. As a percentage of total revenues, research and development expenses were 15% and 17% for the three months ended June 30, 2003 and 2002, respectively. The increase in research and development expenses in total is attributable to increases in headcount and related labor costs. The decrease in research and development expenses as a percentage of total revenues is a result of total revenues increasing at a higher rate than research and development expenses.

Sales and Marketing

         Sales and marketing expenses decreased 5% for the three months ended June 30, 2003 to $4.5 million from $4.8 million for the three months ended June 30, 2002. As a percentage of total revenues, sales and marketing expenses were 33% and 41% for the three months ended June 30, 2003 and 2002, respectively. The decrease in sales and marketing expenses in total and as a percentage of total revenues for the three months ended June 30, 2003 is primarily attributable to the cost efficiencies that have been realized post-Merger through combining the sales and marketing operations of Old Captiva and ActionPoint.

General and Administrative

         General and administrative expenses were consistent at $1.4 million for the three months ended June 30, 2003 and 2002. As a percentage of total revenues, general and administrative expenses decreased to 10% for the three months ended June 30, 2003 from 12% for the three months ended June 30, 2002. The decrease in general and administrative expenses as a percentage of total revenues, is a result of total revenues increasing while general and administrative expenses remained constant.

Other Income, Net

         Approximately $0.6 million of amounts held in escrow in conjunction with the May 2001 sale of the Dialog Server business to Chordiant Software, Inc. were received in the second quarter of 2002 and recognized as other income.

Merger Costs

         The costs related to the Merger were recorded in the year ended December 31, 2002. Merger costs of $0.3 million for the three months ended June 30, 2002 were primarily legal and accounting costs incurred by Old Captiva.

Provision for Income Taxes

         The income tax provision for the three months ended June 30, 2003 is based on an estimated effective income tax rate for the year. Our effective tax rate for the three months ended June 30, 2003 was 40%. No tax provision was made for the three months ended June 30, 2002 due to our net operating loss carryforwards.

Six Months Ended June 30, 2003 and 2002  -  Pro Forma Combined Company

Revenues

         Total revenues increased 12% for the six months ended June 30, 2003 to $26.5 million from $23.6 million for the six months ended June 30, 2002.

         Our software revenues decreased 3% for the six months ended June 30, 2003 to $12.4 million from $12.8 million for the six months ended June 30, 2002.  As a percentage of total revenues, software revenues accounted for 47% and 54% for the six months ended June 30, 2003 and 2002, respectively. The decrease in software revenues as a percentage of total revenues is primarily attributable to the increase in hardware and other revenues as a percentage of total revenues for the six months ended June 30, 2003 as a result of an increase in sales of digital scanners.

         Our service revenues increased 7% for the six months ended June 30, 2003 to $10.9 million from $10.2 million for the six months ended June 30, 2002.  As a percentage of total revenues, services accounted for 41% and 43% for the six months ended June 30, 2003 and 2002, respectively.  The increase in service revenues in total reflects a growing installed base of customers, most of which purchase ongoing software maintenance support, partially offset by a reduction in professional services revenues of $0.3 million. The decrease in service revenues as a percentage of total revenues is primarily attributable to the increase in hardware and other revenues as a percentage of total revenues for the six months ended June 30, 2003 as a result of an increase in sales of digital scanners.

         Our hardware and other revenues increased 422% for the six months ended June 30, 2003 to $3.2 million from $0.6 million for the six months ended June 30, 2002.  As a percentage of total revenues, hardware and other revenues accounted for 12% and 3% for the six months ended June 30, 2003 and 2002, respectively.  The increases in hardware and other revenues in total and as a percentage of total revenues reflect an increase in sales of digital scanners which Old Captiva introduced in the first quarter of 2002.

Gross Profit

         Gross profit was $16.6 million and $16.2 million for the six months ended June 30, 2003 and 2002, respectively.  Gross profit as a percentage of total revenues decreased to 63% for the six months ended June 30, 2003 from 68% for the six months ended June 30, 2002.  The decrease in gross profit as a percentage of total revenues for the six months ended June 30, 2003 is due primarily to the change in product mix due to the increase in hardware and other revenues, which have lower gross margins relative to software and service revenues.

Research and Development

         Research and development expenses increased 11% for the six months ended June 30, 2003 to $4.2 million from $3.8 million for the six months ended June 30, 2002.  As a percentage of total revenues, research and development expenses were 16% for both the six months ended June 30, 2003 and 2002.  The increase in research and development expenses in total is attributable to increases in headcount and related labor costs.

Sales and Marketing

         Sales and marketing expenses decreased 10% for the six months ended June 30, 2003 to $8.9 million from $9.9 million for the six months ended June 30, 2002.  As a percentage of total revenues, sales and marketing expenses were 34% and 42% for the six months ended June 30, 2003 and 2002, respectively.  The decrease in sales and marketing expenses in total and as a percentage of total revenues for the six months ended June 30, 2003 is primarily attributable to the cost efficiencies that have been realized post-Merger through combining the sales and marketing operations of Old Captiva and ActionPoint.

General and Administrative

         General and administrative expenses increased 7% for the six months ended June 30, 2003 to $2.9 million from $2.7 million for the six months ended June 30, 2002.  As a percentage of revenue, general and administrative expenses decreased to 11% for the six months ended June 30, 2003 from 12% for the six months ended June 30, 2002. The increase in general and administrative expenses in total was primarily attributable to the increase in professional fees, mainly audit, tax and legal, and partially offset by a decrease in staffing and related compensation expense due to the Merger. The decrease in general and administrative expenses as a percentage of total revenues, is a result of total revenues increasing at a higher rate than general and administrative expenses.

Merger Costs

         The costs related to the Merger were recorded in the year ended December 31, 2002. As part of those Merger costs we recorded estimated excess lease costs of $0.8 million. Estimated excess lease costs were based on the expected differences between lease payments and sublease receipts that could be realized on a potential sublease. In the six months ended June 30, 2003, we recorded sublease receipts in excess of estimated receipts of $44,000. Merger costs of $0.6 million for the six months ended June 30, 2002 were primarily legal and accounting costs incurred by Old Captiva.

Other Income, Net

         Approximately $0.6 million of amounts held in escrow in conjunction with the May 2001 sale of the Dialog Server business to Chordiant Software, Inc. were received in the second quarter of 2002 and recognized as other income.

Provision for Income Taxes

         The income tax provision for the six months ended June 30, 2003 is based on an estimated effective income tax rate for the year. Our effective tax rate for the six months ended June 30, 2003 was 40%. No tax provision was made for the six months ended June 30, 2002 due to our net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES:

         At June 30, 2003, we had cash and cash equivalents of $9.2 million, compared to $7.5 million at December 31, 2002. We currently have no plans to fund our business with cash from sources other than operations and our existing cash and cash equivalents.

         In connection with the Merger, we assumed a line of credit with a bank.  On June 30, 2003, the outstanding principal balance under the line of credit was $1.8 million.  Borrowings under the line of credit are limited to the greater of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit bear interest at the bank’s prime rate plus 0.5%. All of our assets collateralize the line of credit.  Pursuant to the terms of the line of credit, we are restricted from paying dividends on our common stock.  The line of credit expires in August 2003. We expect to renew the line of credit prior to its expiration. However, there is no assurance that we will be able to do so under comparable terms or at all. The line of credit includes various financial covenants related to our operating results.  As of June 30, 2003 we are compliant with all loan covenants.

         Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2003 compared to net cash provided by operating activities of $0.1 million for the six months ended June 30, 2002.  The net cash provided by operating activities for the six months ended June 30, 2003 was attributable to favorable net changes in working capital primarily resulting from reduced accounts receivable. The lower net cash provided by operating activities for the six months ended June 30, 2002 was largely the result of payments of advisory costs and expenses, such as legal and accounting, associated with the Merger.

         Net cash used in investing activities was $0.2 million for the six months ended June 30, 2003 compared to net cash provided by investing activities of $0.5 million for the six months ended June 30, 2002. Net cash used in investing activities for the six months ended June 30, 2003 was exclusively for additions to property and equipment, and is consistent with expected cash usage in the short-term. Net cash provided by investing activities for the six months ended June 30, 2002 included proceeds from the Dialog Server escrow account that were partially offset by additions to property and equipment.

         Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2003, and consisted of $0.7 million of proceeds from the exercise of common stock options and $0.1 million of proceeds from the sale of stock under our Employee Stock Purchase Plan, offset by a discretionary principal repayment of $0.3 million against our line of credit. Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2002, and consisted of proceeds from the exercise of common stock options and sale of stock under our Employee Stock Purchase Plan. On a go-forward basis, cash from financing activities will continue to be effected by receipts from sale of stock under our Employee Stock Purchase Plan and from the exercise of stock options, and by any discretionary or maturity  repayments on our line of credit.

         Our principal sources of liquidity are cash and cash equivalents on hand, as well as expected cash flows from operations and our line of credit.  We believe that our cash, cash equivalents and cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months.  We may, however, seek additional equity or debt financing to fund further expansion. There can be no assurance that additional financing will be available on terms favorable to us or at all.

RISK FACTORS:

You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q. Investing in our common stock involves a high degree of risk. In addition to those we describe below, risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you may lose all or part of your investment.

Because of the unpredictability and variability of revenues from our products, we may not accurately forecast revenues or match expenses to revenues, which could harm quarterly operating results and cause volatility or declines in our stock price.

         Our quarterly revenues, expenses and operating results varied significantly in the past, and our quarterly revenues, expenses and operating results are likely to vary significantly in the future due to a variety of factors, including:

•	fluctuations in the size and timing of significant orders;
•	possible delays in recognizing software licensing revenues;
•	the trend within the software industry for a large portion of orders to be booked late in a given calendar quarter;
•	uncertainty in the budgeting cycles of customers; and
•	the introduction of new or enhanced products.

         We believe that comparisons of operating results from period-to-period will not necessarily be meaningful and should not be relied upon as the sole measure of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, the trading price of our stock could decline.

If we fail to rapidly reduce expenses in the event our revenues unexpectedly decline; our results may be harmed.

         We currently operate with virtually no software order backlog because software products are shipped shortly after orders are received. This fact makes software revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, we obtain a significant portion of our revenues from indirect sales channels over which we have little control. The combination of these factors make our revenues exceedingly hard to predict from period-to-period. Expense levels are based to a significant extent on expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, our operating results are likely to be harmed because only small portions of expenses vary with revenues.

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

         In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. These cooperative relationships may limit our ability to sell our products through particular reseller partners. Accordingly, new competitors or competitive cooperative relationships may emerge and rapidly gain significant market share. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could harm our revenues, business and operating results.

We incurred losses in the past and we may incur losses in the future.

         We incurred losses of $0.5 million and $1.9 million for the year ended December 31, 2002 and 2001, respectively.  Even as we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate higher revenues while containing costs and operating expenses to remain profitable. Failure to do so may cause our stock price to decline.

If the market for input management software does not grow, our revenues may not grow.

         The market for input management software is fragmented and extremely competitive. We have spent, and intend to continue to spend, considerable resources educating potential customers about our software products and the input management market in general. These expenditures may fail to achieve any additional degree of market acceptance for our products. The rate at which organizations have adopted our products has varied significantly in the past, and we expect to continue to experience such variations in the future. If the market for input management products grows more slowly than we anticipate or not at all, our revenues will not grow and our operating results will suffer.

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

We could be subject to potential product liability claims and third party litigation related to our products and services, and as a result our operating results may suffer.

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

Software defects could also damage our reputation, causing a loss of customers and resulting in significant costs.

         Our software products are complex and may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, both ActionPoint and Old Captiva discovered software errors in certain of their products after they were released to the market. In addition, our products are combined with complex products developed by other vendors. As a result, should problems occur, it may be difficult to identify the source or sources of the problems. Defects and errors, or end-user perception of defects and errors, found in current versions, new versions or enhancements of these products after commencement of commercial shipments may result in:

•	loss of customers;
•	damage to brand reputation;
•	delay in market acceptance of current and future products; and
•	diversion of development and engineering resources.

The occurrence of any one or more of these factors could harm our operating results and financial condition.

If we cannot manage and expand international operations, our revenues may not increase and our business and results of operations could be harmed.

         For the three and six months ended June 30, 2003, our international sales represented approximately 25% and 23% of our revenues, respectively. We anticipate that, for the foreseeable future, a significant portion of revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. In order to successfully expand international sales, we may establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our sales growth internationally, if any, will be limited, and our business, operating results and financial condition may be harmed. Even if we are able to successfully expand international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

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

         We require the services of a substantial number of qualified technical support and research and development personnel. The market for these highly skilled employees is characterized by intense competition, which is heightened by their high level of mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel required. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If we are unable to recruit and retain a sufficient number of technical personnel, we may not be able to complete development of, or upgrade or enhance, our products in a timely manner. Even if we are able to expand our staff of qualified technical personnel, they may require greater than expected compensation packages that would increase operating expenses.

If we are unable to protect our intellectual property, our business may be harmed.

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

If we are subject to a claim that we infringe a third party’s intellectual property, our operating results could suffer.

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

If we are unable to continue to improve and implement financial and managerial controls and continue to improve our reporting systems and procedures, we may not be able to manage growth effectively and our operating results may be harmed.

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

In the past, we have depended heavily on service revenues to increase overall revenues, and we may not be able to sustain the existing levels of profitability of this part of our business.

         Many of our customers entered into service agreements which made up a significant portion of our revenue in the past. Service revenues represented 37% and 41% of our total revenues for the three and six months ended June 30, 2003, respectively. The level of service revenues in the future will depend largely upon our implementation services and ongoing renewals of customer support contracts by our growing installed customer base. Our service revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Due to the increasing costs of operating a professional services organization, we may not be able to sustain profitability in this part of our business in the near future, or ever.

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

         The Merger has been and will continue to be followed by a period of integration and transition. This process may result in the loss of key employees. The loss of key employees could make it significantly more difficult to manage the critical functions of these two businesses and impair our ability to compete effectively against other input management software providers. In addition, executive officers are employees at will and may terminate their employment at any time.

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

         Although our common stock had a closing bid price of $4.95 on June 30, 2003, our common stock did have a closing bid price below the $1.00 minimum in 2002, but for fewer than 30 consecutive trading days. If our common stock fails to maintain a closing bid price of at least $1.00, it could result in the delisting of our stock on The Nasdaq National Market. If our stock is delisted and thus no longer eligible for quotation on The Nasdaq National Market, it could trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable and less liquid marketplaces. The loss of our listing on The Nasdaq National Market could reduce the liquidity and share price of our common stock and would complicate compliance with state blue-sky laws.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

         The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of June 30, 2003, the Company had approximately $9.2 million in cash and cash equivalents.

         The Company has significant foreign operations and, as a result, is subject to various risks, including foreign currency risks. The Company has not entered into foreign currency contracts for purposes of hedging or speculation. To date, the Company has not realized any significant gain or loss from its transactions denominated in foreign currencies. For the three and six months ended June 30, 2003, approximately 25% and 23%, respectively, of the Company’s sales and approximately 18% and 15%, respectively, of the Company’s operating expenses were denominated in currencies other than the Company’s functional currency. These foreign currencies are primarily British pounds, Euros and the Australian dollar. Additionally, substantially all of the receivables and payables of the Company’s foreign subsidiaries are denominated in currencies other than the Company’s reporting currency.

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

         As of the end of the period covered by this report, the disclosure committee carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Mr. Bish, and Chief Financial Officer, Mr. Russo, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, Mr. Bish and Mr. Russo concluded that the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the Company’s public disclosures are timely filed and comply with SEC disclosure obligations.

Changes in Controls and Procedures

         There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings

Captiva Software Corporation is not a party to any material legal proceedings.

Item 2.      Changes in Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Captiva Software Corporation was held on June 18, 2003 to vote on the following proposals:

1.	To elect seven directors to serve for the ensuing year and until their successors are elected.

2.	To ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent accountants of Captiva Software Corporation for its fiscal year ending December 31, 2003.

The results were as follows:

	For	Withheld Authority	Abstained	Broker Non-Votes

Proposal 1

Kimra D. Hawley	5,431,932	18,667	0	0

Reynolds C. Bish	5,418,994	31,605	0	0

James Berglund	5,432,700	17,899	0	0

Patrick L. Edsell	5,379,080	71,519	0	0

Mel S. Lavitt	5,378,823	71,776	0	0

Jeffrey J. Lenches	5,430,446	20,153	0	0

Bruce Silver	5,433,157	17,442	0	0

Proposal 2	5,428,734	6,680	15,185	0

A more detailed discussion of each matter is included in Captiva Software Corporation’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 5.      Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

a.  Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K

We filed a Current Report on Form 8-K on April 29, 2003 to announce our disclosure of unaudited financial information for the first quarter of 2003.

          SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTIVA SOFTWARE CORPORATION

Registrant

/s/ REYNOLDS C. BISH
Date: August 13, 2003
Reynolds C. Bish
Chief Executive Officer

/s/ RICK E. RUSSO

Rick E. Russo
Chief Financial Officer