Form 10-Q
period 2003-09-30
CAPTIVA SOFTWARE CORP
filed 2003-11-12
CIK 909276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Transition Period From To

Commission file number 0-22292

Captiva Software Corporation

(Exact name of Registrant as specified in its charter)

Delaware	77-0104275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10145 Pacific Heights Boulevard

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

Yes  ☐    No  ☒

As of October 31, 2003, there were 10,359,267 shares of the registrant’s common stock, par value $0.01, outstanding.

CAPTIVA SOFTWARE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Part I - Financial Information

Item 1 - Financial Statements

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS*

(UNAUDITED)

(IN THOUSANDS)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,428	$7,453
Accounts receivable, net	10,439	11,764
Deferred tax assets	1,578	839
Prepaid expenses and other current assets	1,693	1,725

Total current assets	26,138	21,781
Property and equipment, net	846	1,014
Other assets	385	402
Goodwill	6,082	6,082
Other intangible assets, net	4,286	5,857

Total assets	$37,737	$35,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$626	$699
Accrued compensation and related liabilities	2,790	2,914
Other liabilities	3,647	4,439
Line of credit	1,000	2,145
Deferred revenue	10,463	10,371

Total current liabilities	18,526	20,568

Deferred revenue	625	956
Other liabilities	358	521
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	100	89
Additional paid in capital	19,552	15,499
Accumulated deficit	(1,460)	(2,549)
Accumulated other comprehensive income	36	52

Total stockholders’ equity	18,228	13,091

Total liabilities and stockholders’ equity	$37,737	$35,136

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS*

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
Software	$7,092	$6,097	$19,452	$13,468
Services	5,558	4,283	16,455	8,412
Hardware and other	1,867	283	5,096	283

Total revenues	14,517	10,663	41,003	22,163
Cost of revenues:
Software	741	379	1,881	860
Services	2,502	1,864	7,540	3,549
Hardware and other	1,465	192	4,106	192
Amortization of purchased intangible assets	523	389	1,571	389

Total cost of revenues	5,231	2,824	15,098	4,990

Gross profit	9,286	7,839	25,905	17,173
Operating expenses:
Research and development	2,181	1,648	6,406	3,882
Sales and marketing	4,294	3,753	13,188	9,388
General and administrative	1,609	1,293	4,521	2,645
Merger costs	(10)	2,148	(54)	2,148
In-process research and development	—	856	—	856

Total operating expenses	8,074	9,698	24,061	18,919

Operating income (loss)	1,212	(1,859)	1,844	(1,746)
Other income (expense), net	(35)	(22)	(28)	672

Income (loss) before income taxes	1,177	(1,881)	1,816	(1,074)
Provision for income taxes	471	—	727	—

Net income (loss)	$706	$(1,881)	$1,089	$(1,074)

Basic net income (loss) per share	$0.07	$(0.26)	$0.12	$(0.20)

Diluted net income (loss) per share	$0.06	$(0.26)	$0.10	$(0.20)

Basic common equivalent shares	9,607	7,338	9,162	5,373

Diluted common equivalent shares	11,516	7,338	10,442	5,373

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TOTAL

COMPREHENSIVE INCOME*

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2002	8,860	$89	$15,499	$(2,549)	$52	$13,091
Exercise of stock options	4	—	10			10
Comprehensive income:
Foreign currency translation adjustment					68	68
Net income				82		82

Total comprehensive income						150

Balance at March 31, 2003	8,864	$89	$15,509	$(2,467)	$120	$13,251
Exercise of stock options	295	3	712			715
Issuance of common stock under employee stock purchase plan	82	1	111			112
Comprehensive income:
Foreign currency translation adjustment					(55)	(55)
Net income				301		301

Total comprehensive income						246

Balance at June 30, 2003	9,241	$93	$16,332	$(2,166)	$65	$14,324
Exercise of stock options	708	7	2,113			2,120
Tax benefit of stock option exercises			1,107			1,107
Comprehensive income:
Foreign currency translation adjustment					(29)	(29)
Net income				706		706

Total comprehensive income						677

Balance at September 30, 2003	9,949	$100	$19,552	$(1,460)	$36	$18,228

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS*

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,089	$(1,074)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,041	840
Deferred income taxes	(739)	—
Tax benefit of stock option exercises	1,107	—
In-process research and development	—	856
Net gain on sale of Dialog Server assets	—	(608)
Changes in operating assets and liabilities:
Accounts receivable	1,325	(2,382)
Other current assets and other assets	(113)	597
Accounts payable	(73)	2,359
Deferred revenue	(239)	910
Other liabilities	(1,079)	(2,723)

Net cash provided by (used in) operating activities:	3,319	(1,225)

Cash flows from investing activities:
Purchases of property and equipment	(301)	(111)
Investment in patents	—	(92)
Proceeds from sale of Dialog Server product line	—	608
Direct costs of merger of ActionPoint, Inc. and Captiva Software Corporation	—	(1,695)
Cash received in the merger of ActionPoint, Inc. and Captiva Software Corporation	—	583

Net cash used in investing activities:	(301)	(707)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,957	68
Payments on line of credit	(1,145)	—

Net cash provided by financing activities	1,812	68

Effect of exchange rate changes on cash	145	(9)

Net increase (decrease) in cash and cash equivalents	4,975	(1,873)
Cash and cash equivalents at beginning of period	7,453	8,325

Cash and cash equivalents at end of period	$12,428	$6,452

Supplemental information:
Common stock issued in conjunction with merger of ActionPoint, Inc. and Captiva Software Corporation	$—	$5,367

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

In the opinion of management, the unaudited consolidated condensed financial statements for the three and nine-month periods ended September 30, 2003 and 2002 include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. These consolidated condensed financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods presented in this quarterly report on Form 10-Q are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year and should not be relied upon as such.

Revenue Recognition:

Revenue is generated primarily from three sources: (i) software, which is primarily software license and royalty revenue, (ii) services, which includes software license maintenance fees, training and professional services revenue and (iii) hardware and other products, which were primarily sales of digital scanners in the three and nine months ended September 30, 2003. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable and no significant undelivered obligations remain. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating the Company’s software, provided collection of such revenue is determined to be probable and the Company has no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue for hardware and other products is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In addition, the value of the Company’s intangible assets, including goodwill, is subject to future impairment if the Company experiences declines in operating results or negative industry or economic trends or if the Company’s future performance is below the Company’s projections and estimates.

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

When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value. The Company performed its annual impairment review in the quarter ended June 30, 2003 and determined there was no impairment.

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Had compensation cost for the Company’s stock-based compensation to employees been determined based on the fair value method, the amount of stock-based employee compensation cost and the Company’s pro forma results would have been as indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$706	$(1,881)	$1,089	$(1,074)
Stock-based employee compensation cost, net of tax, utilizing the intrinsic value method	—	—	—	—
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(208)	(330)	(542)	(990)

Pro forma net income (loss) under SFAS No. 123	$498	$(2,211)	$547	$(2,064)

Pro forma basic net income (loss) per share under SFAS No. 123	$0.05	$(0.30)	$0.06	$(0.38)

Pro forma diluted net income (loss) per share under SFAS No. 123	$0.04	$(0.30)	$0.05	$(0.38)

Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.2%	2.5%	2.1%	2.5%
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	100%	90%	100%	90%
Expected dividend yield	0%	0%	0%	0%

Reclassifications:

Certain prior period items have been reclassified to conform with the current period’s presentation. These reclassifications had no impact on total assets, net revenues, operating income or net income as previously reported.

New Accounting Pronouncements:

In November 2002, the EITF reached consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company was required to adopt the provisions of this consensus for revenue arrangements entered into in interim periods beginning after June 15, 2003 (the quarter beginning July 1, 2003 for the Company). The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

2.      MERGER OF ACTIONPOINT AND CAPTIVA SOFTWARE:

On July 31, 2002, the Company completed the merger with privately-held Captiva Software Corporation, a California corporation (“Old Captiva”), of San Diego, California (the “Merger”). Old Captiva was a provider of forms input management software and related services. Under the terms of the Merger agreement, the Company

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

exchanged all of Old Captiva’s outstanding common stock for 4.4 million shares of the Company’s common stock and 2.2 million replacement options to purchase common stock, of which 772,000 options were vested, and issued warrants to purchase approximately 8,000 shares of common stock. The 2.2 million options to purchase common stock have exercise prices ranging from $0.52 to $2.43 per share and a weighted-average exercise price of $1.94 per share. The warrants to purchase common stock have an exercise price of $2.43 per share.

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

In connection with the Merger, the Company wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations for the year ended December 31, 2002. The purchased in-process research and development (“IPR&D”) is solely related to the next version of Old Captiva’s Formware software. The latest release of Old Captiva’s Formware software was introduced in March 2002. Based on time spent on the next version of Old Captiva’s Formware software system and costs incurred, this project was estimated to be approximately 44% complete as of the merger date. At the date of acquisition, the total cost to complete the project was estimated to be approximately $0.8 million, primarily consisting of salaries, and the project was completed during the second quarter of 2003, as expected. The results of operations of Old Captiva are included in the year ended December 31, 2002 only from August 1, 2002. If the Merger had occurred on January 1, 2002, pro forma financial information for the three and nine months ended September 30, 2002 would have been as follows (in thousands, except per share information):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Net revenue	$11,529	$35,143
Net loss	(276)	(4,402)
Basic and diluted net loss per share	(0.03)	(0.50)

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Details of the Merger costs are as follows (in thousands):

	Cash/Non-cash	Estimated Cost	Completed Activity 2002	Completed Activity 2003	Adjustments 2003	Accrual Balance at September 30, 2003
Impairment of assets	Non-cash	$471	$(471)	$—	$—	$—
Excess lease costs	Cash	798	(139)	(353)	(54)	252
Reduction in workforce	Cash	879	(660)	(219)	—	—

		$2,148	$(1,270)	$(572)	$(54)	$252

3.      COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS):

	September 30, 2003	December 31, 2002
	(Unaudited)
Accounts receivable, net:
Accounts receivable	$11,163	$12,519
Allowance for doubtful accounts	(724)	(755)

	$10,439	$11,764

Property and equipment, net:
Office equipment and machinery	$2,535	$2,255
Computer software	908	908
Leasehold improvements	555	533

	3,998	3,696
Less accumulated depreciation and amortization	(3,152)	(2,682)

	$846	$1,014

Other intangible assets, net:
Existing technology	$4,813	$4,813
Tradename and trademarks	679	679
Core technology	551	551
Maintenance agreements	479	479
Channel partner relationships	116	116
Order backlog	99	99
Patents	92	92
Accumulated amortization	(2,543)	(972)

	$4,286	$5,857

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.      COMPUTATION OF NET INCOME (LOSS) PER SHARE:

Dilutive securities include options subject to vesting and warrants on an as-if-converted-to-common stock basis. Dilutive securities of 1.9 million shares and 1.3 million shares are included in the diluted earnings per share calculation for the three and nine months ended September 30, 2003, respectively. Potentially dilutive securities totaling 0.2 million shares and 1.5 million shares for the three and nine months ended September 30, 2003, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect. For the three and nine months ended September 30, 2002, dilutive securities of 4.4 million shares were excluded from the calculation of net loss per share because of their anti-dilutive effect.

5.      COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) consists of the following components (in thousands):

	Nine Months Ended September 30,
	2003	2002
Foreign currency translation adjustment	$(16)	$8
Net income (loss) as reported	1,089	(1,074)

Total comprehensive income (loss)	$1,073	$(1,066)

6.      LINE OF CREDIT:

In August 2003, the Company extended the term of its bank line of credit. The line of credit will expire in August 2004. On September 30, 2003, the outstanding principal balance under the line of credit was $1.0 million. Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit and the term loan bear interest at the bank’s prime rate plus 0.5%. All assets of the Company collateralize the line of credit. The Company is restricted from paying dividends under the terms of the line of credit. The line of credit includes various financial covenants related to the Company’s operating results. As of September 30, 2003 the Company was compliant with all loan covenants.

7.      INCOME TAXES:

Income tax provision for the interim periods is based on estimated effective income tax rates for the year. The Company’s effective tax rate is 40%, which was applied to the results for the three and nine months ended September 30, 2003. The Company’s estimated effective income tax rate for the three and nine months ended September 30, 2003 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. No income tax benefit was recorded for the three and nine months ended September 30, 2002 due to the uncertainty of the realization of the Company’s deferred tax assets.

8.      SALE OF THE DIALOG SERVER PRODUCT LINE:

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

cash, remained in escrow for one year following the closing date pursuant to the asset sale agreement with Chordiant. Accordingly, this amount was not included on the balance sheet or in the initial computation of gain on sale. The Company received $608,000 of the escrow funds in May 2002 and the Company recognized this amount as other income in the nine months ended September 30, 2002.

9.      SEGMENTS AND GEOGRAPHIC REPORTING:

The Company has a single reportable segment consisting of the development, marketing and servicing of input management software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices of the Company’s subsidiaries in the United Kingdom, Germany and Australia, which are responsible for sales to international customers. The international subsidiaries do not carry any significant tangible long-lived assets and the total assets of the Company’s international subsidiaries were not significant for any period presented.

The following table presents revenue derived from domestic and international sales for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands, except percentage data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States and Canada	$11,865	$8,022	$32,266	$15,380
% of total	82%	75%	79%	69%
International (excluding Canada)	$2,652	$2,641	$8,737	$6,783
% of total	18%	25%	21%	31%

10.      GUARANTEES:

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

Revenue Recognition

Revenue is generated primarily from three sources: (i) software, which is primarily software license and royalty revenue, (ii) services, which includes software license maintenance fees, training and professional services revenue and (iii) hardware and other products, which were primarily sales of digital scanners in the three and nine months ended September 30, 2003. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable and no significant undelivered obligations remain. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating our software, provided collection of such revenue is determined to be probable and we have no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue for hardware and other products is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

In addition, the value of our intangible assets, including goodwill, is subject to future impairment if we experience declines in operating results or negative industry or economic trends or if our future performance is below our projections and estimates.

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

When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value. We performed our annual impairment review in the quarter ended June 30, 2003 and determined there was no impairment.

RESULTS OF OPERATIONS:

The results of operations of Old Captiva are included in our historical results beginning August 1, 2002 for the three and nine months ended September 30, 2002 in accordance with generally accepted accounting principles (“GAAP”).

Three Months Ended September 30, 2003 and 2002

Revenues

Total revenues increased 36% for the three months ended September 30, 2003 to $14.5 million from $10.7 million for the three months ended September 30, 2002.

Our software revenues increased 16% for the three months ended September 30, 2003 to $7.1 million from $6.1 million for the three months ended September 30, 2002. As a percentage of total revenues, software revenues accounted for 49% and 57% for the three months ended September 30, 2003 and 2002, respectively. The decrease in software revenues as a percentage of total revenues reflects the lower software revenues as a percentage of total revenues for the Old Captiva business and the increase in hardware and other revenues as a percentage of total revenues for the three months ended September 30, 2003 as a result of an increase in sales of digital scanners.

Our service revenues increased 30% for the three months ended September 30, 2003 to $5.6 million from $4.3 million for the three months ended September 30, 2002. As a percentage of total revenues, services accounted for 38% and 40% for the three months ended September 30, 2003 and 2002, respectively. The increase in service revenues is due to the Merger and due to a growing installed base of customers, most of which purchase ongoing software maintenance support. The decrease in service revenues as a percentage of total revenues is primarily attributable to the increase in hardware and other revenues as a percentage of total revenues for the three months ended September 30, 2003 as a result of an increase in sales of digital scanners.

Our hardware and other revenues increased 560% for the three months ended September 30, 2003 to $1.9 million from $0.3 million for the three months ended September 30, 2002. As a percentage of total revenues, hardware and other revenues accounted for 13% and 3% for the three months ended September 30, 2003 and 2002, respectively. The increase was primarily attributable to an increase in sales of digital scanners.

Gross Profit

Gross profit increased 18% for the three months ended September 30, 2003 to $9.3 million from $7.8 million for the three months ended September 30, 2002. Gross profit as a percentage of total revenues decreased to 64% from 74% for the three months ended September 30, 2003 and 2002, respectively. The decrease in percentage terms was primarily attributable to a revenue mix in Old Captiva that equated to a lower gross margin percentage than our historical gross margin and the increase in hardware and other revenues in the three months ended September 30, 2003, which have lower gross margins relative to software and service revenues.

Research and Development

Research and development expenses increased 32% for the three months ended September 30, 2003 to $2.2 million from $1.6 million for the three months ended September 30, 2002. The increase is primarily attributable to the Merger, increases in headcount and related labor costs. As a percentage of total revenues, research and development expenses remained consistent at 15% for the three months ended September 30, 2003 and 2002. The consistency in research and development expenses as a percentage of total revenues was due to the increase in absolute terms being offset by the increase in hardware and other revenues in the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Sales and Marketing

Sales and marketing expenses increased 14% for the three months ended September 30, 2003 to $4.3 million from $3.8 million for the three months ended September 30, 2002. As a percentage of total revenues, sales and marketing expenses were 30% and 35% for the three months ended September 30, 2003 and 2002, respectively. The increase in absolute terms is primarily attributable to the Merger. The decrease in sales and marketing expenses as a percentage of total revenues was due to the increase in absolute terms being offset by the increase in hardware and other revenues in the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

General and Administrative

General and administrative expenses increased 24% for the three months ended September 30, 2003 to $1.6 million from $1.3 million for the three months ended September 30, 2002. As a percentage of total revenues, general and administrative expenses were 11% and 12% for the three months ended September 30, 2003 and 2002, respectively. The increase in absolute terms was primarily attributable to increases in staffing resulting from the Merger. The decrease in general and administrative expenses as a percentage of total revenues was due to the increase in absolute terms being offset by the increase in hardware and other revenues in the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Merger Costs

We recorded Merger costs of $2.1 million during the three months ended September 30, 2002, including estimated excess lease costs of $0.8 million. Estimated excess lease costs were based on the expected differences between lease payments and sublease receipts that could be realized on a potential sublease. In the three months ended September 30, 2003, we recorded sublease receipts in excess of estimated receipts of $10,000.

In-process Research and Development

In connection with the Merger, the Company wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations for the three months ended September 30, 2002.

Provision for Income Taxes

The income tax provision for the three months ended September 30, 2003 is based on an estimated effective income tax rate for the year. Our effective tax rate for the three months ended September 30, 2003 was 40%. No income tax benefit was recorded for the three months ended September 30, 2002 due to the uncertainty of the realization of our deferred tax assets.

Nine Months Ended September 30, 2003 and 2002

Revenues

Total revenues increased 85% for the nine months ended September 30, 2003 to $41.0 million from $22.2 million for the nine months ended September 30, 2002.

Our software revenues increased 44% for the nine months ended September 30, 2003 to $19.5 million from $13.5 million for the nine months ended September 30, 2002. As a percentage of total revenues, software revenues accounted for 47% and 61% for the nine months ended September 30, 2003 and 2002, respectively. The increase in software revenues for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is primarily due to the Merger. The decrease in software revenues as a percentage of total revenues reflects the lower software revenues as a percentage of total revenues for the Old Captiva business and the increase in hardware and other revenues as a percentage of total revenues for the nine months ended September 30, 2003 as a result of an increase in sales of digital scanners.

Our service revenues increased 96% for the nine months ended September 30, 2003 to $16.5 million from $8.4 million for the nine months ended September 30, 2002. As a percentage of total revenues, services accounted for 40% and 38% for the nine months ended September 30, 2003 and 2002, respectively. The increase in service revenues both in absolute and percentage terms was attributable primarily to the Merger. The increase in service revenues as a percentage of total revenues is attributable to the higher service revenues as a percentage of total revenues for the Old Captiva business, offset by the increase in hardware and other revenues as a percentage of total revenues for the nine months ended September 30, 2003 as a result of an increase in sales of digital scanners.

Our hardware and other revenues increased 1,701% for the nine months ended September 30, 2003 to $5.1 million from $0.3 million for the nine months ended September 30, 2002. As a percentage of total revenues, hardware and other revenues accounted for 12% and 1% for the nine months ended September 30, 2003 and 2002, respectively. The increase was primarily attributable to an increase in sales of digital scanners.

Gross Profit

Gross profit increased 51% for the nine months ended September 30, 2003 to $25.9 million from $17.2 million for the nine months ended September 30, 2002. Gross profit as a percentage of total revenues decreased to 63% from 77% for the nine months ended September 30, 2003 and 2002, respectively. The increase in absolute terms was primarily attributable to the increased revenues related to the Merger and partially offset by the amortization of intangible assets of $1.6 million also related to the Merger. The decrease in percentage terms was primarily attributable to a revenue mix in Old Captiva that equated to a lower gross margin percentage than our historical gross margin and the increase in hardware and other revenues in the nine months ended September 30, 2003, which have lower gross margins relative to software and service revenues.

Research and Development

Research and development expenses increased 65% for the nine months ended September 30, 2003 to $6.4 million from $3.9 million for the nine months ended September 30, 2002. The increase is primarily attributable to the Merger. As a percentage of total revenues, research and development expenses decreased to 16% for the nine months ended September 30, 2003 from 18% for the nine months ended September 30, 2002. The decrease in research and development expenses as a percentage of revenues primarily reflects a lower percentage of research and development expense to revenue for the Old Captiva business and the increase in absolute terms being offset by the increase in hardware and other revenues in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Sales and Marketing

Sales and marketing expenses increased 40% for the nine months ended September 30, 2003 to $13.2 million from $9.4 million for the nine months ended September 30, 2002. As a percentage of total revenues, sales and marketing expenses were 32% and 42% for the nine months ended September 30, 2003 and 2002, respectively. The increase in absolute terms is attributable to the Merger. The decrease in sales and marketing expenses as a percentage of total revenues reflects the lower percentage of sales and marketing expense to revenue for the Old Captiva business and the increase in absolute terms being offset by the increase in hardware and other revenues in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

General and Administrative

General and administrative expenses increased 71% for the nine months ended September 30, 2003 to $4.5 million from $2.6 million for the nine months ended September 30, 2002. As a percentage of total revenues, general and administrative expenses were 11% and 12% for the nine months ended September 30, 2003 and 2002, respectively. The increase in absolute terms was primarily attributable to increases in staffing resulting from the Merger. The decrease in general and administrative expenses as a percentage of total revenues was due to cost efficiencies that have been realized post-Merger and the increase in absolute terms being offset by the increase in hardware and other revenues in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Merger Costs

We recorded Merger costs of $2.1 million during the nine months ended September 30, 2002, including estimated excess lease costs of $0.8 million. Estimated excess lease costs were based on the expected differences between lease payments and sublease receipts that could be realized on a potential sublease. In the nine months ended September 30, 2003, we recorded sublease receipts in excess of estimated receipts of $54,000.

In-process Research and Development

In connection with the Merger, the Company wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations for the nine months ended September 30, 2002.

Other Income, Net

Approximately $0.6 million of amounts held in escrow in conjunction with the May 2001 sale of the Dialog Server business to Chordiant Software, Inc. were received in the second quarter of 2002 and recognized as other income in the nine months ended September 30, 2002.

Provision for Income Taxes

The income tax provision for the nine months ended September 30, 2003 is based on an estimated effective income tax rate for the year. Our effective tax rate for the nine months ended September 30, 2003 was 40%. No income tax benefit was recorded for the nine months ended September 30, 2002 due to the uncertainty of the realization of our deferred tax assets.

Results of Operations - Pro Forma Combined Company

The results of operations of Old Captiva are included in our historical results beginning August 1, 2002 for the three and nine months ended September 30, 2002 in accordance with GAAP. As a result, we are providing a pro forma presentation of our results for the three and nine months ended September 30, 2002 to assist in making comparisons of our results on a combined company basis. The combined company pro forma results for the three and nine months ended September 30, 2002 include the results of ActionPoint and Old Captiva as if the Merger occurred on January 1, 2002. This pro forma information is presented in a manner consistent with the disclosure requirements of SFAS No. 141, “Business Combinations”.

The pro forma financial information presented below for the three and nine months ended September 30, 2002 includes the results of operations for Old Captiva as if the Merger had occurred on January 1, 2002 and includes the amortization of purchased intangible assets beginning January 1, 2002 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Actual)	(Pro forma Combined)	(Actual)	(Pro forma Combined)
Net revenues:
Software	$7,092	$6,136	$19,452	$18,908
Services	5,558	5,114	16,455	15,337
Hardware and other	1,867	279	5,096	898

Total revenues	14,517	11,529	41,003	35,143
Cost of revenues:
Software	741	408	1,881	1,294
Services	2,502	2,414	7,540	7,379
Hardware and other	1,465	187	4,106	657
Amortization of purchased intangible assets	523	519	1,571	1,656

Total cost of revenues	5,231	3,528	15,098	10,986

Gross profit	9,286	8,001	25,905	24,157

Operating expenses:
Research and development	2,181	1,916	6,406	5,709
Sales and marketing	4,294	4,587	13,188	14,521
General and administrative	1,609	1,740	4,521	4,459
Merger costs	(10)	—	(54)	3,604
In-process research and development	—	—	—	856

Total operating expenses	8,074	8,243	24,061	29,149

Operating income (loss)	1,212	(242)	1,844	(4,992)
Other income (expense), net	(35)	(34)	(28)	590

Income (loss) before income taxes	1,177	(276)	1,816	(4,402)
Provision for income taxes	471	—	727	—

Pro forma net income (loss)	$706	$(276)	$1,089	$(4,402)

Three Months Ended September 30, 2003 and 2002 - Pro Forma Combined Company

Revenues

Total revenues increased 26% for the three months ended September 30, 2003 to $14.5 million from $11.5 million for the three months ended September 30, 2002.

Our software revenues increased 16% for the three months ended September 30, 2003 to $7.1 million from $6.1 million for the three months ended September 30, 2002. As a percentage of total revenues, software revenues accounted for 49% and 53% for the three months ended September 30, 2003 and 2002, respectively. The decrease in software revenues as a percentage of total revenues is primarily attributable to the increase in hardware and other revenues as a percentage of total revenues for the three months ended September 30, 2003 as a result of an increase in sales of digital scanners.

Our service revenues increased 9% for the three months ended September 30, 2003 to $5.6 million from $5.1 million for the three months ended September 30, 2002. As a percentage of total revenues, services accounted for 38% and 44% for the three months ended September 30, 2003 and 2002, respectively. The increase in service revenues in total reflects a growing installed base of customers, most of which purchase ongoing software maintenance support. The decrease in service revenues as a percentage of total revenues is primarily attributable to the increase in hardware and other revenues as a percentage of total revenues for the three months ended September 30, 2003 as a result of an increase in sales of digital scanners.

Our hardware and other revenues increased 569% for the three months ended September 30, 2003 to $1.9 million from $0.3 million for the three months ended September 30, 2002. As a percentage of total revenues, hardware and other revenues accounted for 13% and 2% for the three months ended September 30, 2003 and 2002, respectively. The increases in hardware and other revenues in total and as a percentage of total revenues reflect an increase in sales of digital scanners, which Old Captiva introduced in the first quarter of 2002.

Gross Profit

Gross profit increased 16% for the three months ended September 30, 2003 to $9.3 million from $8.0 million for the three months ended September 30, 2002. Gross profit as a percentage of total revenues decreased to 64% for the three months ended September 30, 2003 from 69% for the three months ended September 30, 2002. The decrease in gross profit as a percentage of total revenues for the third quarter of 2003 is due primarily to the change in revenue mix due to the increase in hardware and other revenues, which have lower gross margins relative to software and service revenues.

Research and Development

Research and development expenses increased 14% for the three months ended September 30, 2003 to $2.2 million from $1.9 million for the three months ended September 30, 2002. As a percentage of total revenues, research and development expenses were 15% and 17% for the three months ended September 30, 2003 and 2002, respectively. The increase in research and development expenses in total is attributable to increases in headcount and related labor costs. The decrease in research and development expenses as a percentage of revenues was due to the increase in absolute terms being offset by the increase in hardware and other revenues in the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Sales and Marketing

Sales and marketing expenses decreased 6% for the three months ended September 30, 2003 to $4.3 million from $4.6 million for the three months ended September 30, 2002. As a percentage of total revenues, sales and marketing expenses were 30% and 40% for the three months ended September 30, 2003 and 2002, respectively. The decrease in sales and marketing expenses in total is primarily attributable to the cost efficiencies that have been realized post-Merger through combining the sales and marketing operations of Old Captiva and ActionPoint. The decrease in sales and marketing expenses as a percentage of total revenues was due to the increase in hardware and other revenues in the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

General and Administrative

General and administrative expenses decreased 8% for the three months ended September 30, 2003 to $1.6 million from $1.7 million for the three months ended September 30, 2002. As a percentage of total revenues, general and administrative expenses decreased to 11% for the three months ended September 30, 2003 from 15% for the three months ended September 30, 2002. The decrease in general and administrative expenses in total is primarily attributable to the cost efficiencies that have been realized post-Merger. The decrease in general and administrative expenses as a percentage of total revenues was due to the increase in hardware and other revenues in the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Merger Costs

The costs related to the Merger were recorded in the year ended December 31, 2002. As part of those Merger costs we recorded estimated excess lease costs of $0.8 million. Estimated excess lease costs were based on the expected differences between lease payments and sublease receipts that could be realized on a potential sublease. In the three months ended September 30, 2003, we recorded sublease receipts in excess of estimated receipts of $10,000.

Provision for Income Taxes

The income tax provision for the three months ended September 30, 2003 is based on an estimated effective income tax rate for the year. Our effective tax rate for the three months ended September 30, 2003 was 40%. No income tax benefit was recorded for the three months ended September 30, 2002 due to the uncertainty of the realization of our deferred tax assets.

Nine Months Ended September 30, 2003 and 2002 - Pro Forma Combined Company

Revenues

Total revenues increased 17% for the nine months ended September 30, 2003 to $41.0 million from $35.1 million for the nine months ended September 30, 2002.

Our software revenues increased 3% for the nine months ended September 30, 2003 to $19.5 million from $18.9 million for the nine months ended September 30, 2002. As a percentage of total revenues, software revenues accounted for 47% and 54% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in software revenues as a percentage of total revenues is primarily attributable to the increase in hardware and other revenues as a percentage of total revenues for the nine months ended September 30, 2003 as a result of an increase in sales of digital scanners.

Our service revenues increased 7% for the nine months ended September 30, 2003 to $16.5 million from $15.3 million for the nine months ended September 30, 2002. As a percentage of total revenues, services accounted for 40% and 44% for the nine months ended September 30, 2003 and 2002, respectively. The increase in service revenues in total reflects a growing installed base of customers, most of which purchase ongoing software maintenance support. The decrease in service revenues as a percentage of total revenues is primarily attributable to the increase in hardware and other revenues as a percentage of total revenues for the nine months ended September 30, 2003 as a result of an increase in sales of digital scanners.

Our hardware and other revenues increased 467% for the nine months ended September 30, 2003 to $5.1 million from $0.9 million for the nine months ended September 30, 2002. As a percentage of total revenues, hardware and other revenues accounted for 12% and 3% for the nine months ended September 30, 2003 and 2002, respectively. The increases in hardware and other revenues in total and as a percentage of total revenues reflect an increase in sales of digital scanners, which Old Captiva introduced in the first quarter of 2002.

Gross Profit

Gross profit increased 7% for the nine months ended September 30, 2003 to $25.9 million from $24.2 million for the nine months ended September 30, 2002. Gross profit as a percentage of total revenues decreased to 63% for the nine months ended September 30, 2003 from 69% for the nine months ended September 30, 2002. The decrease in gross profit as a percentage of total revenues for the nine months ended September 30, 2003 is due primarily to the change in revenue mix due to the increase in hardware and other revenues, which have lower gross margins relative to software and service revenues.

Research and Development

Research and development expenses increased 12% for the nine months ended September 30, 2003 to $6.4 million from $5.7 million for the nine months ended September 30, 2002. As a percentage of total revenues, research and development expenses were 16% for both the nine months ended September 30, 2003 and 2002. The increase in research and development expenses in total is attributable to increases in headcount and related labor costs. The consistency in research and development expenses as a percentage of total revenues was due to the increase in absolute terms being offset by the increase in hardware and other revenues in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Sales and Marketing

Sales and marketing expenses decreased 9% for the nine months ended September 30, 2003 to $13.2 million from $14.5 million for the nine months ended September 30, 2002. As a percentage of total revenues, sales and marketing expenses were 32% and 41% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in sales and marketing expenses in total and as a percentage of total revenues for the nine months ended September 30, 2003 is primarily attributable to the cost efficiencies that have been realized post-Merger through combining the sales and marketing operations of Old Captiva and ActionPoint. The decrease in sales and marketing expenses as a percentage of total revenues was also due to the increase in hardware and other revenues in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

General and Administrative

General and administrative expenses remained consistent at $4.5 million for the nine months ended September 30, 2003 and 2002. As a percentage of revenue, general and administrative expenses decreased to 11% for the nine months ended September 30, 2003 from 13% for the nine months ended September 30, 2002. The decrease in general and administrative expenses as a percentage of total revenues was due to the increase in hardware and other revenues in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Merger Costs

The costs related to the Merger were recorded in the year ended December 31, 2002. As part of those Merger costs we recorded estimated excess lease costs of $0.8 million. Estimated excess lease costs were based on the expected differences between lease payments and sublease receipts that could be realized on a potential sublease. In the nine months ended September 30, 2003, we recorded sublease receipts in excess of estimated receipts of $54,000.

In-process Research and Development

In connection with the Merger, the Company wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations for the nine months ended September 30, 2002.

Other Income, Net

Approximately $0.6 million of amounts held in escrow in conjunction with the May 2001 sale of the Dialog Server business to Chordiant Software, Inc. were received in the second quarter of 2002 and recognized as other income.

Provision for Income Taxes

The income tax provision for the nine months ended September 30, 2003 is based on an estimated effective income tax rate for the year. Our effective tax rate for the nine months ended September 30, 2003 was 40%. No income tax benefit was recorded for the nine months ended September 30, 2002 due to the uncertainty of the realization of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2003, we had cash and cash equivalents of $12.4 million, compared to $7.5 million at December 31, 2002. We currently have no plans to fund our business with cash from sources other than operations and our existing cash and cash equivalents.

In August 2003, the Company extended the term of its bank line of credit. The line of credit will expire in August 2004. On September 30, 2003, the outstanding principal balance under the line of credit was $1.0 million. Borrowings under the line of credit are limited to the greater of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit bear interest at the bank’s prime rate plus 0.5%. All of our assets collateralize the line of credit. Pursuant to the terms of the line of credit, we are restricted from paying dividends on our common stock. The line of credit includes various financial covenants related to our operating results. As of September 30, 2003 we are compliant with all loan covenants.

Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2003 compared to net cash used in operating activities of $1.2 million for the nine months ended September 30, 2002. The net cash provided by operating activities for the nine months ended September 30, 2003 was attributable to net income of $1.1 million, the recording of $1.1 million of tax benefit of stock option exercises, and depreciation and amortization of $2.0 million, offset by the increase in deferred income taxes of $0.7 million. The net cash used in operating activities for the nine months ended September 30, 2002 was largely the result of payments of advisory costs and expenses, such as legal and accounting, associated with the Merger, increased accounts receivable and net changes to other working capital accounts.

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2003 compared to net cash used in investing activities of $0.7 million for the nine months ended September 30, 2002. Net cash used in investing activities for the nine months ended September 30, 2003 was exclusively for additions to property and equipment, and is consistent with expected capital expenditures in the short-term. Net cash used in investing activities for the nine months ended September 30, 2002 included direct costs of the Merger and purchases of property and equipment, partially offset by proceeds from the Dialog Server escrow account and cash received in the Merger.

Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2003, and consisted of $2.8 million of proceeds from the exercise of common stock options and $0.1 million of proceeds from the sale of stock under our Employee Stock Purchase Plan, offset by discretionary principal repayments totaling $1.1 million against our line of credit. Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2002, and consisted of proceeds from the exercise of common stock options and sale of stock under our Employee Stock Purchase Plan. In the future, cash from financing activities may continue to be effected by receipts from sale of stock under our Employee Stock Purchase Plan and from the exercise of stock options, and by any discretionary or maturity repayments on our line of credit.

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

We believe that comparisons of operating results from period to period will not necessarily be meaningful and should not be relied upon as the sole measure of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, the trading price of our stock could decline.

If we fail to rapidly reduce expenses in the event our revenues unexpectedly decline, our results may be harmed.

We currently operate with virtually no software order backlog because software products are shipped shortly after orders are received. This fact makes software revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, we obtain a significant portion of our revenues from indirect sales channels over which we have little control. The combination of these factors makes our revenues difficult to predict from period to period. Expense levels are based to a significant extent on expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, our operating results are likely to be harmed because only small portions of our expenses vary with revenues.

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

We incurred losses of $0.5 million and $1.9 million for the years ended December 31, 2002 and 2001, respectively. Even as we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate higher revenues while containing costs and operating expenses to remain profitable. Failure to do so may cause our stock price to decline.

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

For the three and nine months ended September 30, 2003, our international sales represented approximately 18% and 21% of our revenues, respectively. We anticipate that, for the foreseeable future, a significant portion of revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. In order to successfully expand international sales, we may establish additional international operations, expand international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our sales growth internationally, if any, will be limited, and our business, operating results and financial condition may be harmed. Even if we are able to successfully expand international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

•	costs of customizing products for international countries;
•	protectionist laws and business practices favoring local competition;
•	greater difficulty or delay in accounts receivable collection;
•	difficulties in staffing and managing international operations;
•	foreign currency exchange rate fluctuations; and
•	political and economic instability.

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

Our future success is dependent on the services of our key management, sales and marketing, technical support and research and development personnel, whose knowledge of our business and technical expertise would be difficult to replace.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in international countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, our competitors might independently develop similar technology or duplicate our product or circumvent any patents or our other intellectual property rights. Due to rapid technological change in our market, we believe the various legal protections available for our intellectual property are of limited value. Instead, we seek to establish and maintain a technology leadership position by leveraging technological and creative skills of our personnel, new product developments and enhancements to existing products.

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

If we are unable to build awareness of our brands, we may not be able to compete effectively against competitors with greater name recognition and our sales could be adversely affected.

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

Historically, we have derived substantially all of our revenues from the Formware, InputAccel and PixTools products. Our future operating results continue to depend heavily upon continued and widespread market acceptance for the Formware, InputAccel and PixTools products and enhancements to those products. A decline in the demand for any of these products as a result of competition, technological change or other factors may cause our revenues to decrease.

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

Many of our customers entered into service agreements which made up a significant portion of our revenue in the past. Service revenues represented 38% and 40% of our total revenues for the three and nine months ended September 30, 2003, respectively. The level of service revenues in the future will depend largely upon our implementation services and ongoing renewals of customer support contracts by our growing installed customer base. Our service revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Due to the increasing costs of operating a professional services organization, we may not be able to sustain profitability in this part of our business in the near future, or ever.

Accounting charges resulting from the Merger will continue to have a negative effect on earnings over future quarters.

The Merger has resulted in approximately $13 million of goodwill and other intangible assets being recorded on the books of the combined company. Of this amount, amortization of purchased intangibles, which will be included as part of our cost of revenues, is expected to be $2.1 million, $2.1 million, $1.3 million, $0.2 million and $0.1 million for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively. These non-cash charges will negatively affect earnings during the amortization period, which could have a negative effect on our stock price.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of September 30, 2003, the Company had approximately $12.4 million in cash and cash equivalents.

The Company has significant international operations and, as a result, is subject to various risks, including foreign currency risks. The Company has not entered into foreign currency contracts for purposes of hedging or speculation. To date, the Company has not realized any significant gain or loss from its transactions denominated in foreign currencies. For the three and nine months ended September 30, 2003, approximately 18% and 21%, respectively, of the Company’s sales and approximately 16% of the Company’s operating expenses for both the three and nine months ended September 30, 2003 were denominated in currencies other than the Company’s functional currency. These foreign currencies are primarily British pounds, Euros and Australian dollars. Additionally, substantially all of the receivables and payables of the Company’s international subsidiaries are denominated in currencies other than the Company’s reporting currency.

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

Changes in Controls and Procedures

There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

b.  Reports on Form 8-K

We filed a Current Report on Form 8-K on July 29, 2003 to furnish our disclosure of unaudited financial information for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTIVA SOFTWARE CORPORATION Registrant

Date: November 12, 2003	/s/ REYNOLDS C. BISH
Reynolds C. Bish Chief Executive Officer

/s/ RICK E. RUSSO
Rick E. Russo Chief Financial Officer