Form 10-K
period 2003-12-31
CAPTIVA SOFTWARE CORP
filed 2004-03-16
CIK 909276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2003

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes              No     X

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003, was approximately $38,274,365 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of February 29, 2004 was 10,938,083.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s year ended December 31, 2003.

Certain exhibits filed with the registrant’s (i) Current Report on Form 8-K filed on March 20, 2002, (ii) Registration Statement on Form S-1, as amended (Registration No. 33-66142), (iii) Current Report on Form 8-K filed on September 24, 1997, (iv) Registration Statement on Form 8-A filed on September 10, 1997 (Registration No. 000-22292), (v) Annual Report on Form 10-K filed on March 29, 2002, (vi) Annual Report on Form 10-K filed on April 2, 2001, (vii) Registration Statement on Form S-4 (Registration No. 333-87106) and (viii) Annual Report on Form 10-K filed on March 31, 2003, are incorporated by reference into Part IV of this Report.

CAPTIVA SOFTWARE CORPORATION

FORM 10-K

For the Year Ended December 31, 2003

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other words of similar meaning. These statements are only predictions based on information currently available to us. Actual events or results may differ materially. Important factors that may cause actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in Item 1 of this report and in other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

Although we believe that the estimates and expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements contained in this report.

Overview

We are a leading provider of input management solutions designed to manage business critical information from paper, faxed and electronic forms, documents and transactions into the enterprise. Our solutions automate the processing of billions of forms, documents and transactions annually, converting their content into information that is usable in database, document, content, and other information management systems. We believe that our products and services enable organizations to reduce operating costs, obtain higher information accuracy rates, and speed processing times.

Our products offer organizations a cost-effective, accurate, and automated alternative to both manual data entry and electronic data interchange (EDI). These traditional approaches are typically labor intensive, time consuming and costly methods of managing the input of information into the enterprise. Organizations can utilize our products to capture information digitally, extract the meaningful content or data, and apply business rules that ensure the data’s accuracy. Our solutions serve thousands of users in insurance, financial services, business process outsourcing (BPO), government, manufacturing, and other markets. Enterprises that have purchased our products and services include American Express, Blue Cross Blue Shield of Oklahoma, Electronic Data Systems, FileNet, Fujitsu, GEICO, National City Corporation, and Texas Workforce Commission.

In February 2004, we acquired ADP Context Inc. (Context), a business unit of ADP Claims Solutions Group, Inc. and a part of the worldwide Automatic Data Processing, Inc. family of companies, for approximately $5.2 million in cash. Context’s products provide automated solutions to complex medical claims coding, editing and reimbursement challenges in the healthcare industry and allow us to better serve our claims processing customers and expand our reach in the healthcare insurance market.

Captiva Software Corporation resulted from the merger of ActionPoint, Inc., a Delaware corporation (ActionPoint), with Captiva Software Corporation, a California corporation (Old Captiva), in the third quarter of 2002 (the Merger). In this transaction, Captiva Software Corporation became a wholly owned subsidiary of ActionPoint, and ActionPoint changed its name to Captiva Software Corporation and remained a Delaware Corporation.

Our principal executive offices are located at 10145 Pacific Heights Boulevard, San Diego, California 92121, our telephone number is (858) 320-1000 and our Internet website address is www.captivasoftware.com. We were incorporated in California in January 1986 and were reincorporated in Delaware in September 1993. Our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, are available free of charge through the investor relations section of our Internet website as soon as reasonably practicable after being filed with or furnished to the SEC.

Industry Background

The Input Management Problem

Enormous quantities of printed and electronic information flow into businesses, government agencies and other organizations on a daily basis. Most of this information comes from customers, suppliers, employees and other third parties conducting transactions or corresponding with the organization through the use of paper and electronic forms and documents such as letters, resumes, new account enrollments, credit applications, tax returns, invoices, legal briefs, and regulatory filings.

Pertinent information from these forms and documents must be extracted, perfected, formatted and exported to an organization’s information management systems as cost effectively, accurately and quickly as possible. Processing delays, incorrect or invalid data and inefficient methods can adversely impact an organization’s revenues, operating expenses and interactions with customers, suppliers and employees. According to Strategy Partners, a consultancy firm specializing in enterprise content management (ECM), the input management software market is expected to exceed $1.2 billion in 2004.

Current Approaches are Inadequate

Traditional methods for capturing data from paper forms and documents rely principally upon manual data entry. According to Harvey Spencer Associates, a consultancy firm specializing in ECM, organizations in the United States spend $15 billion a year manually keying data from forms alone. Organizations generally perform this work internally or outsource it to BPO firms. But both approaches have inherent problems. Organizations performing this work internally usually distribute it on a departmental basis, where highly paid knowledge workers manually key data directly into information management systems with minimal data validation and low productivity rates. The accuracy of the information and processing times usually suffer, and costs incurred from both erroneous data and poorly utilized human resources are high.

Gartner Group, an independent information technology research firm, estimates that the amount of time wasted on these document management tasks is significant and increasing. In 1997, Gartner estimated that knowledge workers spent about eight hours per week or 20% of their time on document management tasks. In 2003, Gartner increased this estimate to between 12 and 16 hours per week or 30% and 40% of their time. Additional data gathered by Gartner indicated that:

•	the average document is copied, either physically or electronically, nine to 11 times at a cost of about $18;
•	the cost to file each document is about $20; and
•	the cost to find a misfiled document is about $120.

BPO firms that specialize in performing this type of work typically achieve higher productivity rates at a lower cost. However, unpredictable data accuracy and turnaround times as well as an overall loss of control impede adoption, particularly for confidential or time sensitive forms and documents and for government agencies sensitive to the increased outsourcing of jobs to offshore firms.

Alternative approaches to manually capturing data include electronic data interchange (EDI), electronic forms and documents and, more recently, Internet applications. Each of these approaches also has inherent problems and limitations. EDI is difficult to implement and has been adopted in only a few vertical markets, such as medical claims processing. We believe approximately 60% of all medical claims continue to be submitted on paper forms. The growth in use of electronic forms and documents and Internet-based transactions is limited by user concerns about the security of transactions, the absence of a standard data exchange format and the limited acceptance of legally binding, digital signatures.

These alternative input management methods frequently have minimal data validation capabilities, are incapable of capturing data from paper forms and documents, and require substantial custom application development and maintenance. Gartner Group estimates that, for every dollar spent on Internet applications, organizations should expect to spend from $5 to $20 on services, principally for the integration of Internet applications with existing information management systems.

As the volume of forms and documents continues to grow, many organizations processing paper and electronic forms and documents are seeking a more comprehensive solution to address their input management problems. We believe there is a significant opportunity to help organizations automate their input management processes, reduce operating costs, obtain higher information accuracy rates and speed processing times.

Our Solutions

Our products and services, which we refer to together as our “solutions”, allow our customers to realize the following benefits:

An Input Management Process That is Cost Effective, Accurate and Timely

By automating previously manual processes, our solutions enable our customers to capture information from multiple sources in a more cost effective, accurate and timely manner than otherwise possible. Our customers achieve lower operating costs, higher information accuracy rates and faster processing times. These benefits can increase our customers’ revenues, reduce their expenses, accelerate their business processes and help improve their relationships with customers, suppliers and employees. We believe our solutions typically provide a 12 to 18 month return on investment (ROI) through reduced manual data entry costs alone, and also improve the quality and timeliness of information, which further increases the ROI.

Rapid Implementation Timeframes

Our products utilize graphically oriented, easy to use, development modules that enable rapid application development, testing and deployment. We also offer professional services to assist customers with these tasks or to perform them entirely on their behalf. Our solutions allow our customers to reduce implementation costs and shorten implementation timeframes.

A Highly Flexible, Open and Scalable System

Our products provide a modular platform using an open architecture that is scalable from a single personal computer to large, multi-user networks processing from several hundred to hundreds of thousands of forms and documents per day. This allows our customers to configure systems and supplement our solutions with third-party software and hardware in order to meet unique requirements and easily expand systems should the need arise.

Ease in Extracting and Exporting Information

Our solutions are able to extract and improve the accuracy of information from paper, faxed and scanned forms and documents, electronic forms and electronic data in an EDI or an eXtensible Markup Language (XML) format. Our solutions also provide the ability to export information in multiple formats, including XML, to almost any information management system, including those from Documentum, FileNet, IBM, OpenText and SAP. These capabilities allow our customers to deploy and benefit from a single, fully integrated input management platform as opposed, for example, to separate systems for document capture, forms processing and electronic data streams.

The Application of Uniform Business Rules to All Sources of Information

Our solutions are able to consistently apply a configurable set of business rules to all forms and documents entering the organization throughout the input management process, regardless of their origin or format. This allows organizations to make a one-time investment in developing, testing and deploying these rules, and it allows the forms and documents to be automatically verified and properly routed.

Growth Strategy

Our objective is to extend our position as a leading provider of input management solutions. Key elements of this strategy include:

Leverage Our Existing Customer Base

We believe significant opportunities exist to expand the use of our solutions in our existing customer base. Our customers generally start by deploying our solutions on a departmental basis or for limited form or document types. Satisfaction with these initial deployments can lead to a broader or enterprise-wide adoption of our solutions.

Leverage and Expand Our Sales Channels and Markets

In 2003 we derived 36% of our revenues from resellers, system integrators and distributors. We believe there are significant opportunities to increase sales of our solutions through resellers, system integrators and distributors. We also believe there are significant opportunities to both add new cooperative marketing partners and leverage our existing cooperative marketing partners, who typically develop and market complementary products but do not actually resell our products.

We have historically focused our sales and marketing efforts on large organizations, which typically require the ability to process large volumes of forms and documents through scalable input management solutions. Our solutions are, however, flexible enough to serve the full spectrum of market needs, and we intend to expand into lower volume segments by repackaging and repricing our solutions for these segments. In 2003 we released InputAccel Express to specifically address the lower volume market and we announced a distribution agreement for this product with Headway Technology Group, a leading imaging products distributor in Western Europe. In 2004 we announced a distribution agreement for this product with Scientific Digital Business Group, a leading imaging products distributor in Southeast Asia.

Expand International Presence

We derived 21%, 25% and 30% of our revenues from outside the United States in 2003, 2002 and 2001, respectively. We believe there are significant opportunities to increase sales of our solutions in international markets. We believe the size and presence of our subsidiaries in the United Kingdom, Germany and Australia will improve our competitiveness in those countries. In 2003, we initiated efforts to add resellers and system integrators in Spanish and Portuguese speaking countries. In 2004, we initiated similar efforts in the Pacific Rim. We expect to expand our presence in additional international markets and to continue to address local language requirements by localizing our products.

Broaden Product Offerings

We intend to continue to develop and introduce new solutions that utilize our proven technologies and allow us to enter new markets. For example, in 2001 we released ClaimPack, in 2003 we introduced InputAccel Express and in 2004 we introduced Digital Mailroom. All of these products build upon our pre-existing technology and have allowed us to enter new markets.

According to IDC, an independent information technology research firm, end-users are willing to pay a single vendor source 10% to 15% more for a complete solution that includes software, hardware and integration services than they would if they obtained these components separately from multiple vendors. We believe that we can extend our position and increase our average selling price by offering a variety of software, services, and hardware, including digital scanners and other third-party products as part of the solutions we provide.

Pursue Strategic Acquisitions

We believe acquisitions of complementary technologies may allow us to expand our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base. We have acquired technology in the past to achieve these objectives and may in the future evaluate and pursue similar opportunities.

Our Products and Services

Our products and services enable enterprises to manage business critical information from paper, faxed, and electronic forms, documents and transactions. Our solutions automate the processing of billions of forms, documents and transactions annually, converting their contents into information that is usable in database, document, content, and other information management systems.

Software

Our customers are usually required to capture large amounts of information within short timeframes in order to meet inflexible deadlines on a regular basis. We have optimized our software products to provide this level of system performance and availability. Our software products are generally licensed on either a per server, per user or per concurrent user basis, with the server-based processes typically being configured to support only a specified form or document throughput rate. In 2003, 2002 and 2001, software revenues were approximately 47%, 57% and 68% of our total revenues, respectively.

FormWare

FormWare is comprised of a set of modules that work in conjunction with one another to capture data from paper, faxed and scanned forms and documents, Internet forms and electronic data in an EDI or XML format. It is a forms processing platform optimized to extract data from structured forms containing fielded data, such as medical claims, new account enrollments, credit applications, tax returns, orders and similar forms. It includes modules for:

•	scanning paper forms and documents to create digitized images;
•	performing image quality assurance functions;
•	optimizing images for the application of recognition technologies and viewing purposes;
•	automatically identifying form and document types;
•	applying optical character recognition (OCR), intelligent character recognition (ICR), barcode, marksense and other recognition technologies to extract data;
•	manually correcting, in a highly productive manner from images, individual characters or entire fields output by recognition technologies that are considered to be erroneous or suspicious;
•	manually keying, in a highly productive manner from images, data in order to extract data from fields that can’t be processed using recognition technologies;
•	applying “check box” or standard as well as custom business rules to validate the accuracy of data;
•	formatting and exporting data and images to most leading information management systems;
•	an integrated development environment for setting up applications and writing custom business rules using Microsoft’s Visual Basic for Applications (VBA);
•	an event and data driven workflow for routing and tracking all data and images; and
•	system administration.

ClaimPack

Built on FormWare, ClaimPack is an automated medical claims processing solution for the healthcare industry that is able to capture critical information from paper-based claim forms (including HCFA and UB92 forms). It speeds deployment times by providing a standard packaged application while maintaining the ability to customize applications through the use of FormWare’s integrated development environment and VBA.

InputAccel

InputAccel is comprised of a set of modules that work in conjunction with one another to capture content from paper, faxed and scanned forms and documents and electronic data sources. It is a document capture platform optimized to extract content from unstructured documents, such as correspondence, resumes, regulatory filings, litigation materials, drug test reports and similar documents. It includes modules for:

•	scanning paper forms and documents to create digitized images;
•	performing image quality assurance functions;
•	optimizing images for the application of recognition technologies and viewing purposes;
•	automatically identifying form and document types;
•	manually keying a limited number of index fields to be used as “meta data” for retrieval purposes;
•	applying OCR and barcode recognition technologies to extract index fields or full text indexes;
•	manually correcting individual characters or entire fields output by recognition technologies that are considered to be erroneous or suspicious;
•	applying “check box” or standard as well as custom business rules to validate the accuracy of index fields;
•	formatting the index data and exporting it and images to most leading information management systems;
•	a development environment for setting up applications and writing custom business rules using Visual Basic (VB) Scripting;
•	an event and data driven workflow for routing and tracking all data and images; and
•	system administration.

FormWare and InputAccel are fully integrated with one another and can be licensed separately or together.

InputAccel Express

Based on InputAccel, InputAccel Express is a repackaged and repriced version of InputAccel designed for the mid-market segment of the input management market. Completely upgradeable to InputAccel, InputAccel Express is more of a packaged solution for departmental or lower volume users who need to quickly and easily transform paper forms and documents into more usable electronic content.

InputAccel for Invoices

Built on InputAccel, InputAccel for Invoices is a product for accounts payable departments that is designed to capture critical information from invoices. Like ClaimPack, it speeds deployment times by providing a standard packaged application, but can be customized through the use of InputAccel’s development environment and VB Scripting. InputAccel for Invoices was released in the first quarter of 2004.

Digital Mailroom

Also built on InputAccel, Digital Mailroom is a solution for the automated classification and routing of digitized images of inbound mail and electronic communications. It provides a single point of entry and centralized processing that is able to automatically recognize and route forms and documents to the appropriate department or person for processing, while providing full auditing and tracking capabilities. Digital Mailroom was released in the first quarter of 2004.

Pixel Products

Pixel software products include:

•	PixTools, a toolkit for developing highly customized imaging applications by providing the ability to easily control scanners, view images, compress and convert the format of images, and read or write files containing images;
•	ISIS scanner drivers, the “de facto” industry standard scanner drivers for over 250 digital scanner models based on the Image and Scanner Interface Specification (ISIS);
•	QuickScan Pro, an entry level scanning module with limited capabilities; and
•	QuickScan, a free scanning module with very limited capabilities currently bundled with several scanners from industry leading manufacturers.

Context Products

We acquired the Context products on February 1, 2004 through the acquisition of ADP Context, Inc., a business unit of ADP Claims Solutions Group, Inc. and a part of the worldwide Automatic Data Processing, Inc. family of companies. Context products are sold to providers and payers in the health insurance market and include:

•	CodeLink, claims coding software that assists providers in the preparation of medical claims and helps ensure their accuracy prior to submission;
•	Claims Editor, claims editing software for providers to review and optimize medical claims to be submitted in an EDI format prior to submission;
•	FirstPass, claims editing software that allows payers to preview and accept or reject medical claims submitted in an EDI format; and
•	approximately 75 knowledge products, which are databases that contain clinical content and information.

Architecture

Our software products are sophisticated 32 bit applications for use on standalone personal computers and client-server platforms using Microsoft Windows software at the desktop and Microsoft Server software on file servers. Many of our software products include modules that function as servers, which means that their resources can be shared by multiple users and that additional modules can be added as required to address more complex processing or greater throughput requirements. All of our software products use Microsoft SQL Server or a highly optimized proprietary file system to maintain higher throughput rates.

Most of our software products use complex queuing algorithms to ensure subsecond response times and minimize the number of system calls required to complete various tasks. All of our software products are available in English; some are available in localized German, Spanish, Portuguese and Japanese versions. We expect to provide additional localized versions in order to increase our international presence and revenues.

AdvantEDGE Services

We offer a variety of services through our AdvantEDGE services program. We believe that this allows us to better address the implementation and support needs of our customers, resellers and system integrators and achieve a greater level of customer satisfaction. This program includes a broad range of services provided by our professional and technical services staff, which consisted of 69 employees as of December 31, 2003. In 2003, 2002 and 2001, services revenues were approximately 40%, 40% and 32% of our total revenues, respectively.

Our professional services staff provides project management, functional and detailed specification preparation, application development, form redesign, system configuration, testing, installation and application specific training services to our customers. While our resellers and system integrators can and do provide these services to their customers, they frequently ask us to provide these services to their customers on a subcontract basis. We generally charge for professional services on a fixed fee basis for projects utilizing mutually agreed upon functional and detailed specifications and on a time and materials basis for other projects.

Our technical services staff provides maintenance for the resolution of technical inquiries by telephone, email and over the Internet, and a set of regularly scheduled training classes held at our offices and customer sites. We offer several levels of maintenance, with the most comprehensive covering 24 hours a day, seven days a week. We generally charge for maintenance as a percentage of the related software license fee that varies, depending upon the related level of service and other factors, and classroom training on a per attendee basis.

Hardware and Other Products

As part of our solutions, we offer digital scanners and other third-party products. In 2003 these accounted for approximately 13% of our total revenues, with substantially all of these amounts being attributable to the sale of sophisticated, production level digital scanners manufactured by Kodak and IBML. We had a backlog of digital scanner revenues of approximately $4.3 million and $2.2 million at December 31, 2003 and 2002, respectively.

Our Customers

As of December 31, 2003 we had licensed our software to over 2,000 customers. Our solutions are designed to address input management needs in a broad range of industries, including insurance, financial services, banking, technology, government, BPO, and other markets. The following is a partial list of our customers and are representative of our overall customer base:

Insurance	Government

Allianz

Blue Cross Blue Shield of North Carolina

Blue Cross Blue Shield of Oklahoma

Cigna

Empire Blue Cross Blue Shield

First Health

Fortis Health

GEICO

Highmark Blue Cross Blue Shield

Metropolitan Life

Marsh USA

Medical Mutual

Premera

Prudential

Wisconsin Physicians Services

State of Florida, Departments of Revenue and Labor

State of Indiana, Departments of Revenue and Transportation

State of Kansas, Department of Revenue

State of Michigan, Department of Community Health

State of Minnesota, Department of Revenue

State of New Jersey, Department of Revenue

State of Pennsylvania, Department of Revenue and Office of the Attorney General

Texas Workforce Commission

U.S. Bureau of the Census

U.S. Department of Justice

U.S. Department of Labor

U.S. Patent and Trademark Office

U.S. Office of Personnel Management

Financial Services	BPO

ABN Amro

American Express

Discover Financial Services

Fidelity Investments

GMAC Financial Services

National City Corporation

Postbank Systems

Putnam Investments

Siemens Business Services

Vanguard Group

Wachovia Bank

Cendris Diversified Information Technologies Electronic Data Systems Imaging Acceptance Corporation SOURCECORP

Banking	Other
Bank of America	Amgen
Bank of New York Bank One Chase Manhattan Citicorp Deutsche Postbank	Cleary Gottlieb Express Scripts Home Depot Intracorp JD Power and Associates Jostens Kable News Merck Pfizer

Technology

Bell & Howell Canon Cardiff Software Kofax (a Dicom Group company) FileNet Fujitsu HP Hummingbird IBM Kodak Readsoft Ricoh Siemens Business Services

In 2003, no single customer accounted for more than 10% of our total revenues.

Sales, Marketing and Business Development

We reach our customers through our direct sales force, our cooperative marketing partners and a network of resellers, system integrators and distributors, collectively “channels”. Our cooperative marketing partners typically develop and market complementary products, and we jointly sell directly to end-user customers. We have established relationships with resellers, system integrators and distributors that deliver our solutions to multiple markets. We believe our ability to work with and through these diverse and sometimes competing channels represents a significant competitive advantage. These channels currently offer our solutions in the United States, Western Europe, the Pacific Rim and Spanish and Portuguese speaking countries.

Our resellers, system integrators and distributors include American Management Systems, Crowe Chizek, Documentum (an EMC company), DST Technologies, EDS, Headway Technology Group (an Acal company), IBM Deutschland, IKON Image Systems Solutions, ImageScan, Integrated Document Technologies, Nissho Electronics Corporation, Open Text and Unisys. Our cooperative marketing partners include Eastman Kodak, FileNet, Fujitsu, Hyland Software, IBM, IBML, Information Management Resources (IMR), Interwoven and SAP.

Our marketing strategy uses a variety of programs to build awareness of input management problems, our solutions and our brand name. We use a broad mix of programs to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements and Internet-based marketing. To support our selling efforts, our marketing staff also produces collateral materials such as brochures, data sheets, white papers, presentations and demonstrations.

As of December 31, 2003, our sales, marketing and business development staff consisted of 97 employees. In 2003 approximately 36% of our total revenues came from resellers, system integrators and distributors, but none of these parties accounted for more than 10% of our total revenues.

We intend to aggressively expand our sales and marketing activities, increase the number of our resellers, system integrators, distributors and cooperative marketing partners and devote significant resources to accomplishing these objectives.

Research and Development

We believe our future success depends in large part on our ability to enhance our current products, develop new products, maintain technological competitiveness, implement emerging standards and satisfy an evolving range of customer requirements for existing and new input management problems. Our research and development employees are responsible for achieving these objectives, and we have and intend to continue to devote substantial resources to these efforts.

We have assembled a team of skilled software development, quality assurance and documentation engineers with substantial industry experience and believe they represent a significant competitive advantage. This team includes many individuals who have previously worked together in other organizations where they developed alternative input management products.

Our research and development expenditures were approximately $9.0 million, $5.9 million and $4.9 million in 2003, 2002 and 2001, respectively. As of December 31, 2003, our research and development staff consisted of 65 employees. All research and development expenditures are expensed as incurred.

Intellectual Property

We have invested and will continue to invest significantly in the development of proprietary technology and information, and we believe our success and ability to compete is dependent on our ability to protect this intellectual property. We rely on a combination of patent, trademark, trade secret and copyright laws and confidentiality, non-disclosure and other contractual arrangements to protect these rights.

Our customers’ use of our software products is governed by shrink-wrap or executed license agreements. We also enter into written agreements with each of our resellers, system integrators and distributors governing the licensing of our software products. In addition, we seek to avoid disclosure of our proprietary technology and information by requiring each of our employees and others with access to our intellectual property to execute confidentiality and/or non-disclosure agreements with us. We protect our software products, documentation and other written materials under trade secret and copyright laws. All of these measures afford only limited protection.

Competition

The market for our products is highly competitive, evolving and subject to rapid technological change. We believe the principal competitive factors in the input management market are:

•	solution performance, features, functionality and reliability;
•	ability to provide professional services and other components required to form a more complete solution;
•	price and performance characteristics;
•	timeliness of new software product introductions and quality of the same;
•	size of a vendor’s existing customer base;
•	access to prospective customers;
•	brand name;

•	financial stability of the vendor; and
•	adoption of emerging standards.

We believe we compare favorably with our competitors with respect to the above factors.

Our principal competitors are:

•	companies addressing segments of the input management market, including Adobe, Anydoc, Cardiff, OCE ODT, Dakota Imaging, FileNET, Kofax (a Dicom Group company), IRIS, ReadSoft, Recognition Research, Scan-Optics and others;
•	EDI and e-commerce software vendors; and
•	in-house development efforts by our customers, prospective customers, resellers and system integrators.

Employees

As of December 31, 2003, we had 266 employees. This included 97 employees in sales, marketing and business development; 69 employees in professional and technical services; 65 employees in research and development; and 35 employees in finance and administration. Our acquisition of Context on February 1, 2004 added 34 employees. Our employees are not represented by a labor union or subject to a collective bargaining agreement, and we believe that our employee relations are good.

Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K. Investing in our common stock involves a high degree of risk. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you could lose all or part of your investment.

Because of the unpredictability and variability of revenues from our products, we may not accurately forecast revenues or match expenses to revenues, which could harm quarterly operating results and cause volatility or declines in our stock price.

Our quarterly revenues, expenses and operating results have varied significantly in the past, and our quarterly revenues, expenses and operating results may fluctuate significantly from period to period in the future due to a variety of factors, including:

•	fluctuations in the size and timing of significant orders;
•	possible delays in recognizing software licensing revenues;
•	the fact that a large portion of our orders are generally booked late in each quarter;
•	uncertainty in the budgeting cycles of customers;
•	the timing of introduction of new or enhanced products; and
•	general economic and political conditions.

We believe that comparisons of quarterly operating results will not necessarily be meaningful and should not be relied upon as the sole measure of our future performance. In addition, we may from time to time provide estimates of our future performance. For example, we typically estimate that the first quarter of each year is our weakest quarter and the fourth quarter of each year is our strongest quarter. Estimates are inherently uncertain and actual results are likely to deviate, perhaps substantially, from our estimates as a result of the many risks and uncertainties in our business, including, but not limited to, those set forth in these risk factors. We undertake no duty to update estimates if given. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, the trading price of our stock could decline significantly.

If we fail to rapidly reduce expenses in the event our revenues unexpectedly decline, our results may be harmed.

We currently operate with virtually no software order backlog because software products are shipped shortly after orders are received. This fact makes software revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, a large portion of our orders are generally booked late in each quarter and we obtain a significant portion of our revenues from indirect sales channels over which we have little control. The combination of these factors makes our revenues difficult to predict from period to period. Expense levels are based to a significant extent on expectations of future revenues and therefore are relatively fixed in the short term. In particular, we increased hiring and product development expenses in the fourth quarter of 2003 in anticipation of an improving economic environment. We expect to continue these higher levels of expenses and, if revenue levels are below expectations, our operating results are likely to be harmed because only small portions of our expenses vary directly with revenues.

We have a long sales cycle and our solutions require a sophisticated sales effort.

Given the high average selling price and the cost and time to implement our solutions, a customer’s decision to license our products typically involves a significant commitment of resources and is influenced by the customer’s budget cycles and internal approval procedures for IT purchases. In addition, selling our solutions requires us to educate potential customers on our solutions’ uses and benefits. As a result, our solutions have a long sales cycle, which can take from three to six months or more. Consequently, we face difficulty predicting the quarter in which sales to expected customers may occur. The sale of our solutions is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant capital expenditures.

Our solutions require a sophisticated sales effort targeted at senior management of our prospective customers. New hires in our sales department require extensive training and typically take at least six months to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. If we were to lose qualified and productive sales personnel, our revenues could be adversely impacted.

We may not be able to compete successfully against current and potential competitors.

The input management software industry is currently fragmented, with no one company having a significant market share. We expect that competition in the input management software industry will intensify in the future. The market for forms processing and document capture solutions is very competitive and subject to rapid change. In addition, because there are relatively low barriers to entry into the software market, we may encounter additional competition from both established and emerging companies. Our current competitors could be acquired by larger companies and could become more formidable competitors. Many potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than ours, in addition to significantly greater name recognition and a larger installed base of customers. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of competitive products than we can. There is also a substantial risk that announcements of competing products by potential competitors could result in the delay or postponement of customer orders in anticipation of the introduction of the competitors’ new products.

In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. These cooperative relationships may limit our ability to sell our products through particular reseller partners. Accordingly, new competitors or competitive cooperative relationships may emerge and rapidly gain significant market share. Contributing to these challenges, our industry is subject to consolidation, which could subject us to competition with larger companies offering integrated solutions and a wider breadth of products. Potential competitors may bundle their products or incorporate additional components into existing products in a manner that discourages users from purchasing our products.

Increased competition as a result of any combination of the above factors is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could harm our revenues, business and operating results.

We have incurred losses in the past and we may incur losses in the future.

We have only recently become profitable with net income of $2.6 million for the year ended December 31, 2003. We incurred a net loss of $0.5 million and $1.9 million for the years ended December 31, 2002 and 2001, respectively. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, which would likely cause our stock price to decline.

If the market for input management software does not grow, our revenues may not grow.

The market for input management software is fragmented and extremely competitive and in recent years has had limited, if any, growth. In addition, the concept of input management software is not widely understood in the marketplace. We have spent, and intend to continue to spend, considerable resources educating potential customers about our software products and the input management market in general. These expenditures may fail to achieve any broadening of the market or additional degree of market acceptance for our products. The rate at which organizations have adopted our products has varied significantly in the past, and we expect to continue to experience such variations in the future. If the market for input management products grows more slowly than we anticipate or not at all, our revenues will not grow and our operating results will suffer.

We currently depend on repeat business for a substantial portion of our revenues, and need to increase our customer base to grow in the future.

Currently, a significant and increasing portion of our revenues is generated from existing customers. Many of our customers initially make a limited purchase of our products and services on a departmental basis or for limited form or document types. These customers may not choose to purchase additional licenses to expand their use of our products. If this occurs, or if existing customers fail to renew services or maintenance contracts, then new customer revenue may not be sufficient to offset this and enable us to sustain our current revenue levels.

Conversely, a significant factor in our ability to grow our revenues in the future is our ability to expand our customer base. We believe our ability to grow depends in part on our ability to expand into the “mid-market” segment of the input management market. Some of our competitors are more established in this segment of the market, and price is a more significant factor in the mid-market segment than the ability of our products to handle large volumes of documents. We have recently released products that address this market segment, and it is uncertain whether and to what extent these products will be successful and to what extent price-driven competition will erode our margins. If we are unsuccessful in expanding into the mid-market segment, or otherwise fail to increase our customer base, our business and operating results would be harmed.

If we are unable to respond in an effective and timely manner to technological change and new products in the industry, our revenues and operating results will suffer.

We currently expect to release a number of new products and enhancements to existing products in 2004 and anticipate that a substantial portion of our product revenue growth will come from these new releases. If we experience material delays in introducing new products and enhancements, our customers may forego the use of our products and use those of our competitors. The market for input management is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in our software, new products and product enhancements can require long development and testing periods. Significant delays in the general availability of these new releases or significant problems in the installation or implementation of these new releases could harm our operating results and financial condition. We have experienced delays in the past in the release of new products and new product enhancements. We may fail to develop and market on a timely and cost effective basis new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of our products or reduce the likelihood that our new products and product enhancements will achieve market acceptance. Any such failures or difficulties would harm our business and operating results.

We may not be successful in expanding into new vertical markets.

One element of our strategy involves applying our technology in new applications for new vertical markets. To be successful in expanding our sales in new vertical markets, we will need to develop additional expertise in these markets. We may be required to hire new employees with expertise in new target markets in order to compete effectively in those markets. If we are not successful in growing our sales in other vertical markets, we may not achieve desired sales growth.

We could be subject to potential product liability claims and third-party litigation related to our products and services, and as a result our operating results might suffer.

Our products are used in connection with critical business functions and may result in significant liability claims if they do not work properly. Limitation of liability provisions included in our license agreements may not sufficiently protect us from product liability claims because of limitations in existing or future laws or unfavorable judicial decisions. Although we have not experienced any material product liability claims in the past, the sale and support of our products may give rise to claims in the future that may be substantial in light of the use of those products in business-critical applications. Liability claims could require expenditure of significant time and money in litigation or payment of significant damages.

Software defects could also damage our reputation, causing a loss of customers and resulting in significant costs.

Our software products are complex and may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered software errors in certain products after they were released to the market. In addition, our products are combined with complex products developed by other vendors. As a result, should problems occur, it may be difficult to identify the source or sources of the problems. Defects and errors, or end-user perception of defects and errors, found in current versions, new versions or enhancements of these products after commencement of commercial shipments may result in:

•	loss of customers;
•	warranty claims;
•	damage to brand reputation;
•	delay in market acceptance of current and future products; and
•	diversion of development and engineering resources.

The occurrence of any one or more of these factors could harm our operating results and financial condition.

If we cannot manage and expand international operations or respond to changing regulatory conditions in international markets, our revenues may not increase and our business and results of operations could be harmed.

We currently have international operations, including offices in the United Kingdom, Germany and Australia. For the year ended December 31, 2003, international sales represented approximately 21% of our revenues. We anticipate that our international sales will increase as a percentage of our revenues, and that for the foreseeable future, a significant portion of our revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. We could enter additional international markets which would require significant management time and financial resources which could adversely affect our operating margins and earnings. To expand international sales, we may establish additional international operations, expand international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our sales growth internationally, if any, will be limited, and our business, operating results and financial condition may be harmed. Even if we are able to expand international operations successfully, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

•	costs of and other difficulties in customizing products for foreign countries;
•	costs and challenges of educating customers and developing brand awareness in new local markets;
•	protectionist laws and business practices favoring local competition;
•	greater seasonal reductions in business activity;
•	greater difficulty or delay in accounts receivable collection;
•	difficulties in staffing and managing international operations and in establishing and managing sales channels;
•	foreign and United States taxation issues;
•	regulatory uncertainties in international countries;
•	foreign currency exchange rate fluctuations; and
•	political and economic instability.

The majority of our international revenues and costs are denominated in foreign currencies. Although we do not currently undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we may do so in the future. However, we do not have any plans to eliminate all foreign currency transaction exposure. Foreign currency exchange rate fluctuations and other risks associated with international operations could increase our costs which, in turn, could harm our business. If we are unable to expand and manage our international operations effectively, our business may be harmed.

Failure to further develop and sustain our indirect sales channel could limit or prevent future growth.

Our strategy for future growth depends in part on our ability to increase sales through our indirect sales channel. We have a limited number of distribution relationships for our products with systems integrators and other resellers, and we may not be able to maintain our existing relationships or form new relationships. Competitors may have existing relationships with these parties that may make it difficult for us to form new relationships in some cases. If our indirect sales channel does not continue to grow, our ability to generate revenues may be harmed.

Our current agreements with our distribution partners typically do not prevent these companies from selling products of other companies (including products that may compete with our products), and they do not generally require these companies to purchase minimum quantities of our products. Some of these relationships are governed by agreements that can be terminated by either party with little or no prior notice. These distributors could give higher priority to the products of other companies or to their own products than they give to our products. The loss of, or significant reduction in, sales volume from any of our current or future distribution partners as a result of any of these or other factors could harm our revenues and operating results.

Our future success is dependent on the services of our key management, sales and marketing, professional services, technical support and research and development personnel, whose knowledge of our business and technical expertise would be difficult to replace.

Our products and technologies are complex, and we are substantially dependent upon the continued service of existing key management, sales and marketing, professional services, technical support and research and development personnel. All of these key employees are employees “at will” and can resign at any time. The loss of the services of one or more of these key employees could slow product development processes or sales and marketing efforts or otherwise harm our business.

A significant aspect of our ability to attract and retain highly qualified employees is the equity compensation that we offer, typically in the form of stock options. Bills are currently pending before Congress, and the Financial Accounting Standards Board is expected to propose standards, that would require companies to include compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel.

If we fail to recruit and retain a significant number of qualified technical personnel, we may not be able to develop, introduce or enhance products on a timely basis.

We require the services of a substantial number of qualified professional services, technical support and research and development personnel. The market for these highly skilled employees is characterized by intense competition, which is heightened by their high level of mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel required. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications.

If we are unable to recruit and retain a sufficient number of technical personnel with the skills required for existing and future products, we may not be able to complete development of, or upgrade or enhance, our products in a timely manner. Even if we are able to expand our staff of qualified technical personnel, they may require greater than expected compensation packages that would increase operating expenses.

If we are unable to protect our intellectual property, our business may be harmed.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in international countries where the laws may not protect our proprietary rights as fully as in the United States. In particular, we could begin performing significant research and development outside of the United States, where intellectual property protection could be less stringent than in the United States. In addition, our competitors might independently develop similar technology, duplicate our products or circumvent any patents or other intellectual property rights we may have. Due to rapid technological change in our market, we believe the various legal protections available for our intellectual property are of limited value. Instead, we seek to establish and maintain a technology leadership position by leveraging technological and creative skills of our personnel, new product developments and enhancements to existing products.

We depend upon software that we license from and products provided by third parties, the loss of which could harm our revenues.

We rely upon certain software licensed from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated. Delays of this type could materially adversely affect our business, operating results and financial condition.

In addition, we have recently derived a significant portion of our revenues from reselling third-party products, primarily digital scanners. These third-party products may not continue to meet industry standards or be available to us at all or on commercially reasonable terms, in which case our operating results and financial condition would be harmed. In addition, we have little control over the quality of these third-party products other than our decisions as to which products to resell.

If we are subject to a claim that we infringe a third-party’s intellectual property, our operating results could suffer.

Substantial litigation regarding intellectual property rights and brand names exists in the software industry. We expect that software product developers increasingly will be subject to infringement claims as the number of products and competitors in this industry segment grows and the functionality of products in related industry segments overlaps. However, third parties, some with far greater financial resources than ours, may claim infringement of their intellectual property rights by our products, both those developed by us and obtained through the acquisition of other businesses.

Any such claims, with or without merit, could:

•	be time consuming to defend;
•	result in costly litigation;
•	divert management’s attention and resources;
•	cause product shipment delays;
•	require us to redesign products;
•	require us to enter into royalty or licensing agreements; or
•	cause others to seek indemnity from us.

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

If we are unable to continue to implement and improve financial and managerial controls and continue to improve our reporting systems and procedures, we may not be able to manage growth effectively and our operating results may be harmed.

Growth will place a significant strain on our management, information systems and resources. In order to manage this growth effectively, we will need to continue to improve our financial and managerial controls and our reporting systems and procedures. Any inability of our management to integrate employees, products, technology advances and customer service into operations and to eliminate unnecessary duplication may have a materially adverse effect on our business, financial condition and results of operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, Nasdaq Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonable necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

If we are unable to build awareness of our brands, we may not be able to compete effectively against competitors with greater name recognition and our sales could be adversely affected.

If we are unable to economically achieve and maintain a leading position in input management software or to promote and maintain our brands, our business, results of operations and financial condition could suffer. Development and awareness of our brands will depend largely on our success in increasing our customer base. In order to attract and retain customers and to promote and maintain our brands in response to competitive pressures, we may be required to increase our marketing and advertising budget or otherwise increase our sales expenses. There can be no assurance that our efforts will be sufficient or that we will be successful in attracting and retaining customers or promoting our brands. Failure in this regard could harm our business and results.

Most of our revenues are currently derived from sales and service of three software product lines. If demand for these products declines or fails to grow as expected, our revenues will be harmed.

Historically, we have derived substantially all of our revenues from the FormWare, InputAccel and PixTools product lines. Our future operating results will depend heavily upon continued and widespread market acceptance for the FormWare, InputAccel and PixTools product lines and enhancements to those products. A decline in the demand for any of these products as a result of competition, technological change or other factors may cause our revenues to decrease.

We may not be successful in our efforts to identify, acquire or integrate acquisitions.

Our failure to manage risks associated with acquisitions could harm our business. A component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. For example, we most recently acquired ADP Context, Inc. in February 2004. Acquisitions involve a number of risks, including:

•	diversion of management’s attention;
•	difficulty in integrating and absorbing the acquired business and its employees, corporate culture, managerial systems and processes, technology, products and services;
•	failure to retain key personnel and employee turnover;
•	challenges in retaining customers of the acquired business and customer dissatisfaction or performance problems with an acquired firm;
•	assumption of unknown liabilities;
•	dilutive issuances of securities or use of debt or limited cash;
•	goodwill and potential impairment charges;
•	write-offs and amortization expenses; and
•	other unanticipated events or circumstances.

We may be unable to meet our future working capital requirements which could harm our business.

We could experience negative cash flow from operations in the future and could require substantial working capital to fund our business. We cannot be certain that financing will be available to us on favorable terms if and when required, or at all.

In the past, we have depended heavily on service revenues to increase overall revenues, and we may not be able to sustain the existing levels of profitability of this part of our business.

Many of our customers enter into professional services and maintenance agreements, which made up a significant portion of our revenues in the past. Service revenues represented 40%, 40% and 32% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The level of service revenues in the future will depend largely upon our professional services and ongoing renewals of customer maintenance contracts by our growing installed customer base. Our professional services revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer maintenance contracts might be downsized or might not be renewed in the future.

We are subject to the effects of general economic and geopolitical conditions.

Our business is subject to the effects of general economic conditions and, in particular, market conditions in the industries that we serve. Recent political turmoil in many parts of the world, including terrorist and military actions, may put pressure on global economic conditions. Our customers’ decisions to purchase our products are discretionary and subject to their internal budget and purchasing processes, which may be affected by the above factors. If economic conditions deteriorate, our business and operating results are likely to be adversely impacted.

Accounting charges resulting from mergers and acquisitions will continue to have a negative effect on earnings over future quarters.

The merger of ActionPoint and Old Captiva has resulted in approximately $13.0 million of goodwill and other intangible assets being recorded on the books of the combined company. Of this amount, amortization of purchased intangibles, which is included as part of our cost of revenues, is expected to be $2.1 million, $1.3 million, $0.2 million and $0.1 million for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. These non-cash charges and additional charges arising from our acquisition of ADP Context, Inc. in February 2004 will negatively affect earnings during the amortization period, which could have a negative effect on our stock price.

Provisions in our charter documents, Delaware law and our rights plan may have anti-takeover effects that could discourage or prevent a change in control, which may depress our stock price.

Provisions in our certificate of incorporation and bylaws and a stockholder rights plan may discourage, delay or prevent a merger or acquisition of us that the majority of our stockholders may consider favorable. Provisions of our certificate of incorporation and bylaws:

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

Our principal offices are located in San Diego, California and consist of approximately 25,000 square feet of office space held under a lease that expires in January 2009. We also lease approximately 24,000 square feet of office space in San Jose, California under a lease expiring in February 2010, approximately 8,200 square feet of office space in Park City, Utah under a lease expiring in June 2006, and 4,600 square feet of office space in Waltham, Massachusetts under a lease expiring in March 2007, all of which house a portion of our professional and technical services and software development employees. We also lease office space for sales and professional and technical services employees in Westmont, Illinois; Guildford, United Kingdom; Freiburg, Germany; Munich, Germany; and Toorak, Australia. We believe these offices are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

Captiva Software Corporation is not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “CPTV.” Our common stock was initially offered to the public in September 1993. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal 2002
First Quarter	$3.15	$1.57
Second Quarter	2.14	1.60
Third Quarter	1.66	0.80
Fourth Quarter	1.75	0.68

Fiscal 2003
First Quarter	$3.25	$1.37
Second Quarter	4.95	2.95
Third Quarter	8.05	4.53
Fourth Quarter	13.64	7.38

There were approximately 191 holders of record of our common stock as of February 29, 2004.

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

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is included under Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.	Selected Consolidated Financial Data

In the table below, we provide you with our summary historical consolidated financial data. We have prepared this information using our consolidated financial statements, for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. When you read this selected historical consolidated financial data, it is important that you read the historical consolidated financial statements and related notes as well as the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results. Amounts below are in thousands, except per share data.

	Year Ended December 31,
	2003	2002 (1)	2001	2000	1999

Consolidated Statement of Operations Data:
Net revenue	$57,145	$35,604	$22,035	$25,042	$22,178
Gross profit	36,514	26,116	17,667	19,781	18,964
Income (loss) from operations	3,675	(868)	(2,551)	(8,353)	(848)
Net income (loss)	2,587	(532)	(1,915)	(8,758)	(141)
Basic net income (loss) per share (2)	$0.27	$(0.09)	$(0.45)	$(2.09)	$(0.03)
Diluted net income (loss) per share (2)	$0.23	$(0.09)	$(0.45)	$(2.09)	$(0.03)
Shares used in basic per share calculations	9,484	6,242	4,300	4,190	4,370
Shares used in diluted per share calculations	11,234	6,242	4,300	4,190	4,370

(1)	As a result of the purchase accounting that applies to the Merger, the results of operations of Old Captiva are included in our results of operations for the year ended December 31, 2002 from August 1, 2002 and are excluded for all periods prior to the year ended December 31, 2002. The results for the year ended December 31, 2002 also include the amortization of purchased intangible assets of $1.0 million, Merger costs of $2.1 million and a write-off of in-process research and development of $0.9 million.
(2)	See Note 1 of the Notes to Consolidated Financial Statements for a description of the computation of basic and diluted net income (loss) per share.

	As of December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Working capital	$12,018	$1,213	$8,099	$4,960	$13,863
Total assets	43,254	35,136	15,328	17,801	23,178
Line of credit	—	2,145	—	—	—
Total stockholders’ equity	24,386	13,091	8,157	9,922	17,378

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

We develop, market, deploy and service input management solutions used to manage business critical information from paper, faxed and electronic forms, documents and transactions into an organizations’s internal computing systems. Our objective is to extend our position as a leading provider of input management solutions. Key elements of our growth strategy include: leveraging our existing customer base, leveraging and expanding our sales channels and markets, expanding our international presence, broadening our product offerings, and pursuing strategic acquisitions.

In 2003, our revenues increased to $57.1 million from $35.6 million and $22.0 million in 2002 and 2001, respectively. In addition, in 2003, we became profitable with net income of $2.6 million, as compared to net losses of $0.5 million and $1.9 million in 2002 and 2001, respectively.

On July 31, 2002, ActionPoint, Inc. merged with Old Captiva. In the Merger, Old Captiva became a wholly-owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation and remained a Delaware corporation. As a result of the purchase accounting that applied to the Merger, the results of operations of Old Captiva are included in our results of operations for the year ended December 31, 2002 only from August 1, 2002. We have included a pro forma presentation below to assist in making comparisons of our results on a combined company basis.

On February 1, 2004, we completed the acquisition of all of the issued and outstanding capital stock of ADP Context, Inc., an Illinois corporation (Context) for approximately $5.2 million of cash derived from our existing cash and cash equivalents. We acquired Context to expand our presence and application expertise in the payor side of the healthcare market and to extend our reach into the provider side of this market. We are not planning any significant changes to Context’s cost structure, and we expect both our consolidated revenues and expenses to increase in the future as a result of this acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition or results of operations and requires significant judgment or complex estimation processes. We believe that the following accounting policies fit this definition:

Revenue Recognition

Our revenue is generated primarily from three sources: (i) software, primarily software licenses and royalties, (ii) services, including software license maintenance fees, training fees and professional services revenue and (iii) hardware and other products, primarily sales of digital scanners in the years ended December 31, 2003 and 2002.

Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and no significant undelivered obligations remain. Royalty revenue is recognized when our resellers ship or pre-purchase rights to ship products incorporating our software, provided collection of the revenue is determined to be probable and we have no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue for hardware and other products is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

For arrangements with multiple elements (e.g., delivered and undelivered products, maintenance and other services), we allocate revenue to each element of the arrangement based on the fair value of the undelivered elements, which is specific to us, using the residual value method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon prices of these services when sold separately to other customers. Deferred revenue is primarily comprised of undelivered maintenance services and in some cases hardware and other products delivered but not yet accepted. When software licenses are sold with professional services and those services are deemed essential to the functionality of the software, combined software and service revenue is recognized as the services are performed. When software licenses are sold with professional services and those services are not considered essential to the functionality of the software, software revenue is recognized when the above criteria are met and service revenue is recognized as the services are performed.

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

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the discounted cash flow method. This method requires significant management judgment in forecasting the future operating results used in the analysis. This method also requires other significant estimates, such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can significantly affect our net operating results. Amortization of purchased intangibles is expected to be $2.1 million, $1.3 million, $0.2 million and $0.1 million for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

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

Factors we consider important that could trigger an impairment include the following:

•	Significant underperformance relative to historical or projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends;
•	Significant declines in our stock price for a sustained period; and
•	Decreased market capitalization relative to our net book value.

If there were an indication that the carrying value of goodwill might not be recoverable based upon the existence of one or more of the above indicators, we would recognize an impairment loss if the carrying value exceeds its fair value. We performed our annual impairment review in the quarter ended June 30, 2003 and determined there was no impairment.

Income Tax Valuation Allowance

On a quarterly basis, management evaluates the realizability of our net deferred tax assets and assesses the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If we do not generate our forecasted taxable income, we may be required to establish a valuation allowance against all or part of our net deferred tax assets based upon applicable accounting criteria. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line in our Statement of Operations. As of December 31, 2003, management has determined that it is more likely than not that our net deferred tax assets will be realized based on forecasted taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS:

Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003, and a revision of FIN 46 was issued in December 2003 (FIN 46R). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities. Had we entered into such arrangements prior to February 1, 2003, we would be required to adopt the provisions of FIN 46R at the end of the first quarter of 2004, in accordance with the FASB Staff Position 46-6 which delayed the effective date of FIN 46R for those arrangements. We expect the adoption of FIN 46R will have no effect on our financial statements.

RESULTS OF OPERATIONS:

The results of operations of Old Captiva are included in the year ended December 31, 2002 only from August 1, 2002 in accordance with generally accepted accounting principles (GAAP). Certain prior year items have been reclassified to conform with the current year’s presentation. These reclassifications had no impact on net revenues, income (loss) from operations or net income (loss) as previously reported.

The following table sets forth, as a percentage of total revenues, certain statement of operations data for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
Net revenues:
Software	47%	57%	68%
Services	40%	40%	32%
Hardware and other	13%	3%	—

Total revenues	100%	100%	100%
Cost of revenues:
Software	5%	4%	4%
Services	17%	18%	16%
Hardware and other	10%	2%	—
Amortization of purchased intangibles	4%	3%	—

Total cost of revenues	36%	27%	20%

Gross profit	64%	73%	80%

Operating expenses:
Research and development	16%	17%	22%
Sales and marketing	31%	39%	55%
General and administrative	11%	12%	15%
Merger costs	—	6%	—
Write-off of in-process research and development	—	2%	—

Income (loss) from operations	6%	(3)%	(12)%
Other income, net	1%	2%	22%

Income (loss) before income taxes	7%	(1)%	10%
Provision for income taxes	2%	1%	19%

Net income (loss)	5%	(2)%	(9)%

Results of Operations

Years Ended December 31, 2003 and 2002

Revenues

Total revenues increased 61% in 2003 to $57.1 million from $35.6 million in 2002.

Our software revenues increased 33% in 2003 to $27.0 million from $20.3 million in 2002. As a percentage of total revenues, software revenues accounted for 47% in 2003 and 57% in 2002. The increase in software revenues in absolute terms was attributable primarily to the Merger. The decrease in software revenues as a percentage of total revenues reflects the lower software revenues as a percentage of total revenues for the Old Captiva business and the increase in hardware and other revenues as a percentage of total revenues in 2003 as a result of an increase in sales of digital scanners. In absolute terms and as a percentage of total revenues, we expect software revenues to increase from 2003 to 2004.

Our service revenues increased 61% in 2003 to $22.7 million from $14.1 million in 2002. As a percentage of total revenues, services accounted for 40% for both 2003 and 2002. The increase in service revenues in absolute terms was attributable primarily to the Merger. The consistency of service revenues as a percentage of total revenues was due to the higher service revenues as a percentage of total revenues for the Old Captiva business and a growing installed base of customers, most of which purchase ongoing software maintenance support, offset by the increase in hardware and other revenues as a percentage of total revenues in 2003 as a result of an increase in sales of digital scanners. We expect service revenues to increase in absolute terms in the future as we continue to grow our installed base of customers and maintain our maintenance renewal rates.

Our hardware and other revenues increased 533% in 2003 to $7.4 million from $1.2 million in 2002. As a percentage of total revenues, hardware and other revenues accounted for 13% in 2003 and 3% in 2002. The increase was primarily attributable to an increase in sales of digital scanners in 2003, which were not sold by us until the third quarter of 2002. In absolute terms, we expect hardware and other revenues to remain constant from 2003 to 2004.

Gross Profit

Gross profit increased 40% in 2003 to $36.5 million from $26.1 million in 2002. Gross profit as a percentage of total revenues decreased to 64% in 2003 from 73% in 2002. The increase in absolute terms was primarily attributable to the increased revenues related to the Merger and partially offset by the increase in amortization of intangible assets of $1.1 million also related to the Merger. The decrease in percentage terms was primarily attributable to Old Captiva’s revenue mix, which equated to a lower gross margin percentage than our historical gross margin, and the increase in hardware and other revenues in 2003, which have lower gross margins relative to software and service revenues.

Research and Development

Research and development expenses increased 52% in 2003 to $9.0 million from $5.9 million in 2002. The increase is primarily attributable to the Merger. As a percentage of total revenues, research and development expenses decreased to 16% in 2003 from 17% in 2002. The decrease in research and development expenses as a percentage of total revenues primarily reflects a lower percentage of research and development expense relative to revenue for the Old Captiva business and the increase in absolute terms being offset by the increase in total revenues in 2003 compared to 2002. We expect research and development expenses to increase in absolute terms in 2004 due to an expansion of our research and development staff.

Sales and Marketing

Sales and marketing expenses increased 30% in 2003 to $17.8 million from $13.7 million in 2002. As a percentage of total revenues, sales and marketing expenses were 31% in 2003 and 39% in 2002. The increase in absolute terms was primarily attributable to the Merger. The decrease in sales and marketing expenses as a percentage of total revenues reflects the lower percentage of sales and marketing expense relative to revenue for the Old Captiva business and the increase in absolute terms being offset by the increase in total revenues in 2003. We expect sales expenses to continue to increase in absolute terms in 2004 due to an expansion of our sales force and revenue growth.

General and Administrative

General and administrative expenses increased 41% in 2003 to $6.1 million from $4.3 million in 2002. As a percentage of total revenues, general and administrative expenses were 11% in 2003 and 12% in 2002. The increase in absolute terms was primarily attributable to increases in staffing resulting from the Merger. The decrease in general and administrative expenses as a percentage of total revenues was due to cost efficiencies that have been realized post-Merger and the increase in absolute terms being offset by the increase in total revenues in 2003.

Merger Costs

We recorded Merger costs of $2.1 million during 2002, including estimated excess lease costs of $0.8 million. Estimated excess lease costs were based on the expected differences between our lease payments and the sublease receipts that could be realized on a potential sublease. In 2003, we recorded sublease receipts in excess of estimated receipts of $58,000.

Details of the Merger costs are as follows (in thousands):

	Cash/ Non-cash	Estimated Cost	Completed Activity 2002	Completed Activity 2003	Adjustments 2003	Accrual Balance at December 31, 2003

Impairment of assets	Non-cash	$471	$(471)	$—	$—	$—
Excess lease costs	Cash	798	(139)	(487)	(58)	114
Reduction in workforce	Cash	879	(660)	(219)	—	—

		$2,148	$(1,270)	$(706)	$(58)	$114

In-process Research and Development

In connection with the Merger, we wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations in 2002.

Other Income, Net

Approximately $0.6 million of amounts held in escrow in conjunction with the May 2001 sale of the Dialog Server business to Chordiant Software, Inc. were received and recognized as other income in 2002.

Provision for Income Taxes

In 2003, we recorded a tax provision of $1.2 million, comprised of a provision for federal and state taxes of approximately $1.5 million, a provision for foreign taxes of approximately $0.4 million, research and development credits of approximately $(0.3) million, and a release of a valuation allowance of $(0.4) million, the net of which represented an effective tax rate of 31%. We released the valuation allowance of $(0.4) million based upon management’s determination that it is more likely than not that our net deferred tax assets will be realized. A tax provision of $0.3 million was recorded for 2002, which represented an effective tax rate of (118)%. As a result of the Merger in 2002, we recorded substantial non-deductible amortization charges and a non-deductible in-process research and development write-off.

Years Ended December 31, 2002 and 2001

Revenues

Total revenues increased 62% in 2002 to $35.6 million from $22.0 million in 2001.

Our software revenues increased 36% in 2002 to $20.3 million from $15.0 million in 2001. As a percentage of total revenues, software revenues accounted for 57% in 2002 and 68% in 2001. The increase in software revenues in absolute terms was attributable primarily to the Merger. The decrease in software revenues as a percentage of total revenues reflects the lower software revenues as a percentage of total revenues for the Old Captiva business.

Our service revenues increased 100% in 2002 to $14.1 million from $7.1 million in 2001. As a percentage of total revenues, services accounted for 40% in 2002 and 32% in 2001. The increase in service revenues both in absolute and percentage terms was attributable primarily to the Merger. The increases in service revenues as a percentage of total revenues reflect the higher service revenues as a percentage of total revenues for the Old Captiva business.

Our hardware and other revenues in 2002 were $1.2 million. There were no hardware and other revenues in 2001.

Gross Profit

Gross profit increased 48% in 2002 to $26.1 million from $17.7 million in 2001. The increase in gross profit in 2002 is due primarily to the increase in revenues, partially offset by the amortization of intangible assets resulting from the Merger and the increase of hardware and other revenues as a percentage of total revenues, which carries lower gross profit.

Gross profit as a percentage of total revenues decreased to 73% in 2002 from 80% in 2001. The decrease is primarily attributable to the amortization of purchased intangibles which resulted from the Merger and the increase of service and hardware and other revenues as a percentage of total revenues.

Research and Development

Research and development expenses increased 20% in 2002 to $5.9 million from $4.9 million in 2001. The increase is attributable to the Merger. As a percentage of total revenues, research and development expenses decreased to 17% in 2002 from 22% in 2001. The decrease in research and development expenses as a percentage of total revenues reflects a lower percentage of research and development expense to revenues for the Old Captiva business, and a higher percentage of research and development expense to revenues for the Dialog Server product line, which was sold in May 2001.

Sales and Marketing

Sales and marketing expenses increased 14% in 2002 to $13.7 million from $12.0 million in 2001. The increase is primarily attributable to the Merger, partially offset by reductions in marketing expenses incurred in 2001 for the launch of the Company’s Dialog Server product, which was sold in May 2001.

As a percentage of total revenues, sales and marketing expenses decreased to 39% for 2002 from 55% in 2001. The decreases in sales and maketing expenses as a percentage of total revenues reflect a lower percentage of marketing expense to revenue for the Old Captiva business.

General and Administrative

General and administrative expenses increased 33% for 2002 to $4.3 million from $3.3 million in 2001. The increase is attributable to the Merger, partially offset by professional fees and expenses incurred in 2001 in conjunction with various strategic initiatives.

As a percentage of total revenues, general and administrative expenses decreased to 12% in 2002, from 15% in 2001. The decrease in general and administrative expenses as a percentage of total revenues reflects a lower percentage of general and administrative expense to revenues for the Old Captiva business.

Merger Costs

Details of the Merger costs are as follows (in thousands):

	Cash/ Non- cash	Estimated Cost	Completed Activity	Accrual Balance at December 31, 2002
Impairment of assets	Non-cash	$471	$(471)	$—
Excess lease costs	Cash	798	(139)	659
Reduction in workforce	Cash	879	(660)	219

		$2,148	$(1,270)	$878

In 2002, as the result of a review of the combined operation, we adopted a plan that included a reduction of our workforce and office space made redundant by the Merger. Implementation of this plan was largely completed during 2003. As a result of the adoption of this plan, we recorded charges of $2.1 million in 2002. These charges primarily related to the consolidation of our continuing operations resulting in the impairment of an asset, excess lease costs and a reduction in workforce, resulting in costs incurred for employee severance.

Employee reductions occurred primarily in marketing and administrative areas. As a result of this plan, we reduced our workforce by approximately 20 employees. Substantially all workforce reductions occurred during 2002. During 2002, charges related to the reduction of workforce totaling $0.9 million were recorded and activities costing $0.7 million were completed.

As a part of this plan, the carrying value of a prepaid royalty fee was written off. The technology associated with this royalty fee was utilized in certain of our products and because of technology acquired in the Merger it was no longer going to be utilized. In the third quarter, we recorded a loss from impairment of an asset of $0.5 million, which was classified as a Merger cost.

Also as part of this plan, we elected to consolidate our operations and attempt to sublease certain of our facilities which housed portions of our operations, marketing, sales and administrative activities. In 2002, we recorded estimated excess lease costs of $0.8 million which were recorded as Merger costs. Estimated excess lease costs are based on assumptions of differences between our lease payments and the sublease receipts that could be realized on a potential sublease and assumed carrying terms. In January 2003, we entered into an agreement to sublease the excess facility space. The sublease commenced in February 2003 and expires in February 2004. Future expected receipts under the sublease are $0.2 million and $40,000 in 2003 and 2004, respectively. These expected receipts are in excess of the estimated receipts used to estimate the Merger costs recorded during 2002, however, due to the uncertanty of collectibility of these amounts, the estimated Merger costs will be reduced as the sublease receipts are collected or reasonably expected to be collected.

In-Process Research and Development

In connection with the Merger, we wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations in 2002. The purchased in-process research and development was solely related to the next version of Old Captiva’s FormWare software. The latest release of Old Captiva’s FormWare software prior to the Merger was introduced in March 2002. Old Captiva’s forms processing solutions complement our existing line of document capture solutions to create a more complete input management software solution. Based on time spent on the next version of Old Captiva’s Formware software system and costs incurred, this project was estimated to be approximately 44% complete as of the Merger date. At the date of acquisition, the total cost to complete the project was estimated to be approximately $0.8 million, primarily consisting of salaries, and the project was completed during the second quarter of 2003, as expected. The estimated fair value of the project was estimated utilizing a discounted cash flow model which was based on estimates of operating results and capital expenditures for the period from August 1, 2002 to December 31, 2006 and a risk adjusted discount rate of 30%.

Provision for Income Taxes

A tax provision of $0.3 million was recorded for 2002, which represents an effective tax rate of (118)%. As a result of the Merger, we recorded a substantial amount of non-deductible amortization charges and a non-deductible in-process research and development write-off. In addition, as a result of the Merger, our ability to utilize our historical net operating losses and tax credits as well as the historical net operating losses and tax credits of the Old Captiva business may have become limited. At December 31, 2002, it was more likely than not that a substantial portion of those deferred tax assets would not be realized. The income tax provision of $4.2 million recorded during the year ended December 31, 2001 is comprised of the following: tax on the gain from the sale of our Dialog Server product of $1.7 million, the change in valuation allowance of approximately $3.3 million to reduce net deferred tax assets based on management’s assessment of the uncertainty of the realizability of such assets, and a provision for foreign taxes of approximately $0.2 million offset by the utilization of net operating losses of $1.0 million.

Sale of the Dialog Server Product

We sold our Dialog Server product to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3.00 per share at the transaction date. We sold all of our Chordiant common stock in July 2001 for a price of approximately $2.73 per share and recognized a loss of approximately $0.4 million in the third quarter of 2001. We recognized a pretax gain on the transaction of approximately $4.6 million ($2.3 million net of tax) comprised of proceeds other than amounts in escrow and less transaction expenses. A portion of the total proceeds remained in escrow for one year pursuant to the asset sale agreement with Chordiant and $0.6 million of this amount was received by us in May 2002. The escrow funds were not included on the balance sheet or in the computation of gain on sale; hence, the receipt of funds in May 2002 was recognized as other income in 2002.

RESULTS OF OPERATIONS – PRO FORMA COMBINED COMPANY:

The results of operations of Old Captiva are included in the year ended December 31, 2002 beginning August 1, 2002, in accordance with GAAP. Accordingly, the following pro forma presentation is included to assist in making comparisons of our results on a combined company basis. This pro forma presentation is prepared in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”.

The pro forma financial information presented below includes the results of operations from the Old Captiva business from January 1, 2001. In addition, the pro forma financial information below includes the amortization of purchased intangible assets from the beginning of each of the periods presented and $2.1 million in merger costs in the year ended December 31, 2002 and excludes a write-off of in-process research and development of $0.9 million in the year ended December 31, 2002. The following table sets forth certain pro forma income (loss) data for the periods indicated. Certain prior year items have been reclassified to conform with the current year’s presentation. These reclassifications had no impact on net revenues, income (loss) from operations or net income (loss) as previously reported.

	Year Ended December 31,
	2003	2002	2001
	(Actual)	(Pro Forma Combined)	(Pro Forma Combined)
Net revenues:
Software	$27,006	$25,710	$25,455
Services	22,724	20,918	20,841
Hardware and other	7,415	1,955	—

Total revenues	57,145	48,583	46,296
Cost of revenues:
Software	2,631	1,677	1,714
Services	9,936	10,062	10,903
Hardware and other	5,969	1,506	—
Amortization of purchased intangibles	2,095	2,076	2,175

Total cost of revenues	20,631	15,321	14,792

Gross profit	36,514	33,262	31,504

Operating expenses:
Research and development	8,979	7,749	7,828
Sales and marketing	17,816	18,863	20,691
General and administrative	6,102	6,140	6,704
Merger costs	(58)	2,148	—

Income (loss) from operations	3,675	(1,638)	(3,719)
Other income (expense), net	74	(113)	4,851

Income (loss) before income taxes	3,749	(1,751)	1,132
Provision (benefit) for income taxes	1,162	(345)	2,074

Pro forma net income (loss)	$2,587	$(1,406)	$(942)

The following table sets forth, as a percentage of total revenues, certain pro forma statement of operations data for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(Actual)	(Pro Forma Combined)	(Pro Forma Combined)
Net revenues:
Software	47%	53%	55%
Services	40%	43%	45%
Hardware and other	13%	4%	—

Total revenues	100%	100%	100%
Cost of revenues:
Software	5%	3%	4%
Services	17%	21%	24%
Hardware and other	10%	3%	—
Amortization of purchased intangibles	4%	4%	5%

Total cost of revenues	36%	31%	33%

Gross profit	64%	69%	67%

Operating expenses:
Research and development	16%	16%	17%
Sales and marketing	31%	39%	45%
General and administrative	11%	13%	14%
Merger costs	—	4%	—

Income (loss) from operations	6%	(3)%	(9)%
Other income (expense), net	1%	(1)%	11%

Income (loss) before income taxes	7%	(4)%	2%
Provision (benefit) for income taxes	2%	(1)%	4%

Pro forma net income (loss)	5%	(3)%	(2)%

Results of Operations—Proforma Combined Company

Years Ended December 31, 2003 and 2002

Revenues

Total revenues increased 18% in 2003 to $57.1 million from $48.6 million in 2002.

Our software revenues increased 5% in 2003 to $27.0 million from $25.7 million in 2002. As a percentage of total revenues, software revenues accounted for 47% in 2003 and 53% in 2002. The decrease in software revenues as a percentage of total revenues was primarily attributable to the increase in hardware and other revenues as a percentage of total revenues in 2003 as a result of an increase in sales of digital scanners. In absolute terms and as a percentage of total revenues, we expect software revenues to increase from 2003 to 2004.

Our service revenues increased 9% in 2003 to $22.7 million from $20.9 million in 2002. As a percentage of total revenues, services accounted for 40% in 2003 and 43% in 2002. The increase in service revenues in absolute terms reflects a growing installed base of customers, most of which purchase ongoing software maintenance support. The decrease in service revenues as a percentage of total revenues was primarily attributable to the increase in hardware and other revenues as a percentage of total revenues in 2003 as a result of an increase in sales of digital scanners. We expect service revenues to increase in absolute terms in the future as we continue to grow our installed base of customers and maintain our maintenance renewal rates.

Our hardware and other revenues increased 279% in 2003 to $7.4 million from $2.0 million in 2002. As a percentage of total revenues, hardware and other revenues accounted for 13% in 2003 and 4% in 2002. The increases in hardware and other revenues in absolute terms and as a percentage of total revenues reflect an increase in sales of digital scanners, which Old Captiva introduced in the first quarter of 2002. In absolute terms, we expect hardware and other revenues to remain constant from 2003 to 2004.

Gross Profit

Gross profit increased 13% in 2003 to $36.5 million from $32.3 million in 2002. Gross profit as a percentage of total revenues decreased to 64% in 2003 from 69% in 2002. The decrease in gross profit as a percentage of total revenues was due primarily to the change in revenue mix due to the increase in hardware and other revenues, which have lower gross margins relative to software and service revenues.

Research and Development

Research and development expenses increased 16% in 2003 to $9.0 million from $7.7 million in 2002. As a percentage of total revenues, research and development expenses were 16% in both 2003 and 2002. The increase in research and development expenses in absolute terms was attributable to increases in headcount and related labor costs needed to meet product development requirements. The consistency in research and development expenses as a percentage of total revenues was due to the increase in absolute terms being offset by the increase in total revenues in 2003. We expect research and development expenses to increase in absolute terms in 2004 due to an expansion of our research and development staff.

Sales and Marketing

Sales and marketing expenses decreased 6% in 2003 to $17.8 million from $18.9 million in 2002. As a percentage of total revenues, sales and marketing expenses were 31% in 2003 and 39% in 2002. The decrease in sales and marketing expenses in absolute terms and as a percentage of total revenues was primarily attributable to the cost efficiencies that have been realized post-Merger through combining the sales and marketing operations of Old Captiva and ActionPoint. The decrease in sales and marketing expenses as a percentage of total revenues was also due to the increase in total revenues in 2003. We expect sales expenses to increase in absolute terms in 2004 due to an expansion of our sales force and revenue growth.

General and Administrative

General and administrative expenses remained constant at $6.1 million in 2003 and 2002. As a percentage of total revenues, general and administrative expenses decreased to 11% in 2003 from 13% in 2002, as a result of the increase in total revenues in 2003.

Merger Costs

We recorded Merger costs of $2.1 million during 2002, including estimated excess lease costs of $0.8 million. Estimated excess lease costs were based on the expected differences between our lease payments and the sublease receipts that could be realized on a potential sublease. In 2003, we recorded sublease receipts in excess of estimated receipts of $58,000.

Details of the Merger costs are as follows (in thousands):

	Cash/ Non- cash	Estimated Cost	Completed Activity 2002	Completed Activity 2003	Adjustments 2003	Accrual Balance at December 31, 2003
Impairment of assets	Non-cash	$471	$(471)	$—	$—	$—
Excess lease costs	Cash	798	(139)	(487)	(58)	114
Reduction in workforce	Cash	879	(660)	(219)	—	—

		$2,148	$(1,270)	$(706)	$(58)	$114

Other Income, Net

Approximately $0.6 million of amounts held in escrow in conjunction with the May 2001 sale of the Dialog Server business to Chordiant Software, Inc. were received and recognized as other income in 2002.

Provision for Income Taxes

In 2003, we recorded a tax provision of $1.2 million, comprised of a provision for federal and state taxes of approximately $1.5 million, a provision for foreign taxes of approximately $0.4 million, research and development credits of approximately $(0.3) million, and a release of a valuation allowance of $(0.4) million, the net of which represented an effective tax rate of 31%. We released the valuation allowance of $(0.4) million based upon management’s determination that it is more likely than not that our net deferred tax assets will be realized. A tax benefit of $0.3 million was recorded for 2002, which represented an effective tax rate of 20%. As a result of the Merger in 2002, we recorded substantial non-deductible amortization charges and a non-deductible in-process research and development write-off.

Years Ended December 31, 2002 and 2001

Revenues

Total revenues increased 5% in 2002 to $48.6 million from $46.3 million in 2001.

Our software revenues were relatively constant, increasing only 1% in 2002 to $25.7 million from $25.5 million in 2001. As a percentage of total revenues, software revenues accounted for 53% in 2002 and 55% in 2001. The decrease in software revenues as a percentage of total revenues reflects an increase in total revenues in 2002.

Our service revenues were constant at $20.9 million in 2002 and $20.8 million in 2001. As a percentage of total revenues, services accounted for 43% in 2002 and 45% in 2001. The decrease in service revenues as a percentage of total revenues reflects an increase in total revenues in 2002.

Our hardware and other revenues in 2002 were $2.0 million. There were no hardware and other revenues in 2001.

Gross Profit

Gross profit increased 6% in 2002 to $33.3 million from $31.5 million in 2001. Gross profit as a percentage of total revenues increased to 69% in 2002 from 67% in 2001. The increase in gross profit for 2002 is due primarily to the increase in revenues and reflects decreases in combined headcount for 2002, which is partially offset by the increase in hardware and other revenues, which have lower margins.

Research and Development

Research and development expenses were $7.7 million in 2002 and $7.8 million in 2001. As a percentage of total revenues, research and development expenses were 16% in 2002 and 17% in 2001. The decrease in research and development expenses as a percentage of total revenues reflects the increase in total revenues.

Sales and Marketing

Sales and marketing expenses decreased 9% in 2002 to $18.9 million from $20.7 million in 2001. As a percentage of total revenues, sales and marketing expenses decreased to 39% in 2002 from 45% in 2001. The higher cost in 2001 was primarily attributable to marketing expenses incurred in early 2001 for the launch of our Dialog Server product, which was sold in May 2001.

General and Administrative

General and administrative expenses decreased 8% in 2002 to $6.1 million from $6.7 million in 2001. As a percentage of total revenues, general and administrative expenses decreased to 13% in 2002, from 14% in 2001. Both decreases were attributable to professional fees and expenses incurred in 2001 in conjunction with various strategic initiatives.

Merger Costs

Details of the Merger costs are as follows (in thousands):

	Cash/ Non- cash	Estimated Cost	Completed Activity	Accrual Balance at December 31, 2002
Impairment of assets	Non-cash	$471	$(471)	$—
Excess lease costs	Cash	798	(139)	659
Reduction in workforce	Cash	879	(660)	219

		$2,148	$(1,270)	$878

In 2002, as the result of a review of the combined operation, we adopted a plan that included a reduction of our workforce and office space made redundant by the Merger. Implementation of this plan was largely completed during 2003. As a result of the adoption of this plan, we recorded charges of $2.1 million in 2002. These charges primarily related to the consolidation of our continuing operations resulting in the impairment of an asset, excess lease costs and a reduction in workforce, resulting in costs incurred for employee severance.

Employee reductions occurred primarily in marketing and administrative areas. As a result of this plan, we reduced our workforce by approximately 20 employees. Substantially all workforce reductions occurred during 2002. During 2002, charges related to the reduction of workforce totaling $0.9 million were recorded and activities costing $0.7 million were completed.

As a part of this plan, the carrying value of a prepaid royalty fee was written off. The technology associated with this royalty fee was utilized in certain of our products and because of technology acquired in the Merger it was no longer going to be utilized. In the third quarter, we recorded a loss from impairment of an asset of $0.5 million, which was classified as a Merger cost.

Also as part of this plan, we elected to consolidate our operations and attempt to sublease certain of our facilities which housed portions of our operations, marketing, sales and administrative activities. During 2002, we recorded estimated excess lease costs of $0.8 million which were recorded as Merger costs. Estimated excess lease costs are based on assumptions of differences between our lease payments and the sublease receipts that could be realized on a potential sublease and assumed carrying terms. In January 2003, we entered into an agreement to sublease the excess facility space. The sublease commenced in February 2003 and expires in February 2004. Future expected receipts under the sublease are $0.2 million and $40,000 in 2003 and 2004, respectively. These expected receipts are in excess of the estimated receipts used to estimate the Merger costs recorded during 2002, however, due to the uncertanty of collectibility of these amounts, the estimated Merger costs will be reduced as the sublease receipts are collected or reasonably expected to be collected.

Provision for Income Taxes

A tax benefit of $0.3 million was recorded for 2002, which represented an effective tax rate of 20%. As a result of the Merger, we recorded a substantial amount of non-deductible amortization charges and a non-deductible in-process research and development write-off. In addition, as a result of the Merger, our ability to utilize our historical net operating losses and tax credits as well as the historical net operating losses and tax credits of the Old Captiva business may have become limited. At December 31, 2002, it was more likely than not that a substantial portion of those deferred tax assets would not be realized. The income tax provision of $4.0 million recorded during the year ended December 31, 2001 is comprised of the following: tax on the gain from the sale of our Dialog Server product of $1.7 million, the change in valuation allowance of approximately $3.1 million to reduce net deferred tax assets based on management’s assessment of the uncertainty of the realizability of such assets, and a provision for foreign taxes of approximately $0.2 million offset by the utilization of net operating losses of $1.0 million.

Sale of the Dialog Server Product

We sold our Dialog Server product to Chordiant Software, Inc. on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3.00 per share at the transaction date. We sold all of our Chordiant common stock in July 2001 for a price of approximately $2.73 per share and recognized a loss of approximately $0.4 million in the third quarter of 2001. We recognized a pretax gain on the transaction of approximately $4.6 million ($2.3 million net of tax) comprised of proceeds other than amounts in escrow and less transaction expenses. A portion of the total proceeds remained in escrow for one year pursuant to the asset sale agreement with Chordiant and $0.6 million of this amount was received by us in May 2002. The escrow funds were not included on the balance sheet or in the computation of gain on sale; hence, the receipt of funds in May 2002 was recognized as other income in 2002.

Liquidity and Capital Resources

At December 31, 2003, we had cash and cash equivalents of $16.0 million, compared to $7.5 million at December 31, 2002. On February 1, 2004, we completed the acquisition of all of the issued and outstanding capital of Context for approximately $5.2 million in cash derived from our existing cash and cash equivalents.

Net cash provided by operating activities was $5.9 million in 2003 compared to net cash used in operating activities of $0.1 million in 2002. The net cash provided by operating activities in 2003 was primarily attributable to net income of $2.6 million, depreciation and amortization of $2.7 million and a decrease in accounts receivable of $1.0 million. In addtion, the tax benefit we received from stock option exercises had a positive effect on our net cash used in operating activities and could continue to have a positive effect if stock options continue to be exercised. The net cash used in operating activities in 2002 was largely due to the payment of Merger costs, and increased accounts receivable, offset by an increase in deferred revenue.

Net cash used in investing activities in 2003 was $0.5 million and $0.9 million in 2002. Net cash used in investing activities in 2003 was exclusively for additions to property and equipment and is consistent with our expected rate of capital expenditures in the short-term. Net cash used in investing activities in 2002 included direct costs of the Merger of $1.6 million and purchases of property and equipment of $0.4 million, partially offset by proceeds from the Dialog Server escrow account of $0.6 million and cash received in the Merger of $0.6 million.

Net cash provided by financing activities in 2003 was $2.9 million and $47,000 in 2002. Net cash provided by financing activities in 2003 consisted of $4.7 million of proceeds from the exercise of common stock options and $0.3 million of proceeds from the sale of common stock under our employee stock purchase plan, offset by discretionary principal repayments totaling $2.1 million against our line of credit. Net cash provided by financing activities in 2002 consisted of $124,000 of proceeds from the sale of common stock under our employee stock purchase plan, offset by $77,000 of issuance costs for common stock issued in the Merger. In the future, we expect to generate further net cash from financing activities from the sale of common stock under our employee stock purchase plan and the exercise of stock options.

In connection with the Merger, we assumed a line of credit with a bank. On the effective date of the Merger, July 31, 2002, and on December 31, 2002, the outstanding principal balance was $2.1 million. On December 31, 2003, there was no outstanding principal balance. Borrowings under the line of credit are limited to the greater of $3.0 million or 80% of eligible accounts receivable. Any outstanding balances under the line of credit would bear interest at the bank’s prime rate plus 0.5%. All of our assets collateralize the line of credit. In August 2003, we extended the term of our line of credit, which is now scheduled to expire in August 2004. The line of credit restricts us from paying dividends on our common stock. The line of credit also includes various financial covenants related to our operating results. As of December 31, 2003, we were in compliance with all loan covenants. We expect to renew the line of credit prior to its expiration, however, there is no assurance that we will be able to do so under comparable terms or at all.

Our principal sources of liquidity are cash and cash equivalents, as well as expected cash flows from operations and the line of credit. We may also continue to receive and use proceeds from the sale of common stock under our employee stock purchase plan and the exercise of stock options. We believe that our cash, cash equivalents and cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. We may, however, seek additional equity or debt financing to fund further expansion. There can be no assurance that additional financing will be available on terms favorable to us or at all.

We had purchase orders outstanding at December 31, 2003 related to purchases of digital scanners for resale. We have also entered into various operating leases for our facilities and sales offices, which expire at various dates through 2009. We have entered into capital leases for certain of our property and equipment which expire in 2004. Future purchase order obligations and future minimum lease commitments at December 31, 2003 due under these non-cancelable operating and capital leases are as follows (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years
Operating Lease Obligations	$8,257	$1,857	$3,040	$2,644	$716
Capital Lease Obligations	$62	$62	—	—	—
Purchase Order Obligations	$417	$417	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Summarized Quarterly Data (Unaudited)

The following tables present unaudited quarterly financial information in accordance with generally accepted accounting principles for the eight quarters ended December 31, 2003. This information reflects all adjustments (consisting only of normal recurring adjustments, except for Merger costs of $2.1 million and a write-off of in-process research and development of $0.9 million for the quarter ended September 30, 2002) that we consider necessary for a fair presentation of this information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period. (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Net revenues	$12,604	$13,882	$14,517	$16,142
Gross profit	8,049	8,570	9,286	10,609
Operating income	144	488	1,212	1,831
Net income	82	301	706	1,498
Basic net income per share (1)	$0.01	$0.03	$0.07	$0.14
Diluted net income per share (1)	$0.01	$0.03	$0.06	$0.12

2002(2)
Net revenues	$5,792	$5,708	$10,663	$13,440
Gross profit	4,727	4,608	7,839	8,942
Operating income (loss)	4	108	(1,859)	879
Net income (loss)	17	790	(1,881)	542
Basic and diluted net income (loss) per share (1)	$0.00	$0.18	$(0.26)	$0.06

(1)	Basic and diluted net income (loss) per share computations for each quarter are independent and do not add up to the net loss per share computation for the respective year. See Note 1 of the Notes to Consolidated Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share.

(2)	The results of operations of Old Captiva are included in the year ended December 31, 2002 only from August 1, 2002 in accordance with generally accepted accounting principles.

The first quarter of each year is generally our weakest quarter of the year and our fourth quarter of each year is generally our strongest quarter of the year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. We mitigate default risk for our investments by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of December 31, 2003, we had approximately $16.0 million in cash and cash equivalents. On February 1, 2004, we completed the acquisition of all of the issued and outstanding capital of Context for approximately $5.2 million in cash derived from our existing cash and cash equivalents.

We have significant international operations and, as a result, are subject to various risks, including, foreign currency risks. We have not entered into foreign currency contracts for purposes of hedging or speculation. To date, we have not realized any significant gain or loss from transactions denominated in foreign currencies. For the year ended December 31, 2003, approximately 21% of our sales and approximately 15% of our operating expenses were denominated in currencies other than our functional currency, the United States dollar. These foreign currencies are primarily British pounds, Euros and Australian dollars. Additionally, substantially all of the receivables and payables of our international subsidiaries are denominated in their respective local currencies.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and the Report of Independent Auditors, are included in this Report on pages F-1 through F-18.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

We maintain controls and procedures, which have been designed to ensure that material information related to Captiva Software Corporation, including its consolidated subsidiaries, is made known to management on a timely and consistent basis. In response to recent legislation and proposed regulations, we have been reviewing our internal control structure and have established a disclosure committee, which consists of certain members of our management. Although we believe our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, the review and documentation of our internal control structure is a process that will continue to evolve.

As of the end of the period covered by this report, the disclosure committee carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Mr. Bish, and Chief Financial Officer, Mr. Russo, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Mr. Bish and Mr. Russo concluded that our disclosure controls and procedures are effective in causing material information relating to us to be collected, communicated and analyzed by management on a timely basis and disclosed in a timely manner in compliance with SEC disclosure obligations.

Changes in Controls and Procedures

There was no change in our internal controls that occurred during the fourth fiscal quarter in the period covered by this report that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART III

Some information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders (the Proxy Statement).

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the sections entitled “Election of Directors” and “Executive Officers” in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the section in the Proxy Statement entitled “Compensation of Directors and Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement.

Information about our equity compensation plans at December 31, 2003 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining for Future Issuance

Equity compensation plans approved by shareholders	1,001,586	$4.12	662,254	(1)

Equity compensation plans not approved by shareholders (2), (3)	705,258	$7.48	314,326

(1)	Includes 109,413 shares reserved for issuance pursuant to our 1998 Employee Stock Purchase Plan (1998 ESPP). Our 1998 ESPP contains a provision under which the total number of shares reserved for issuance under the 1998 ESPP is restored to 300,000 on January 1 of each year.

(2)	Equity compensation plans not approved by shareholders consist of our 1999 Stock Plan (the 1999 Plan) and our 2003 New Executive Recruitment Stock Option Plan (the 2003 Plan).

The 1999 Plan authorizes the issuance of up to 700,000 shares of common stock over the term of the 1999 Plan, pursuant to the grant of non-qualified stock options and the direct issuance of shares to eligible employees and independent consultants.

The 2003 Plan authorizes the issuance of up to 500,000 shares of common stock over the term of the 2003 Plan, pursuant to the grant of non-qualified stock options and the direct issuance of shares to eligible employees.

(3)

Replacement options issued and outstanding under the 1994 Captiva Software Corporation Stock Option/Stock Issuance Plan and the Captiva 2002 Equity Incentive Plan were not included in equity compensation plans not approved by shareholders. In connection with the Merger with Old Captiva in July 2002, we assumed all options then outstanding under the 1994 Captiva Software Corporation Stock Option/Stock Issuance Plan and the Captiva 2002 Equity Incentive Plan of Old Captiva and issued new options to purchase shares of our common stock in replacement for all outstanding options to purchase common stock of Old Captiva under such plans. By virtue of the Merger, the Old Captiva options were proportionally adjusted with respect to exercise prices and the number of shares subject to each option based on the exchange ratio used in the Merger. All other terms of the Old Captiva options, such as vesting schedules, remained unchanged. We have not and will not make future grants under either of the Old Captiva plans subsequent to the Merger. At December 31, 2003, there were 18,258 shares reserved for issuance pursuant to options outstanding under the 1994 Captiva Software Corporation Stock Option/Stock Issuance Plan with a weighted average exercise price of $1.56 per share and 1,742,472 shares reserved for issuance pursuant to options outstanding under the Captiva 2002 Equity Incentive Plan with a weighted average exercise price of $1.82 per share.

For more information on our equity compensation plans, see Note 6 of the Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the section entitled “Ratification of Selection of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page Number
(a) Documents filed as part of the report:
(1) Financial Statements
Report of Independent Auditors	F-1
Consolidated Balance Sheets at December 31, 2003 and 2002	F-2
Consolidated Statements of Operations for 2003, 2002 and 2001	F-3
Consolidated Statements of Stockholders’ Equity and Total Comprehensive Income (Loss) for 2003, 2002 and 2001	F-4
Consolidated Statements of Cash Flows for 2003, 2002 and 2001	F-5
Notes to Consolidated Financial Statements	F-6
(2) Financial Statement Schedule
Schedule II, Valuation and Qualifying Accounts	II-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)    Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Description of Document
2.1*	Agreement and Plan of Merger and Reorganization dated March 4, 2002 by and among the registrant, Condor Merger Corp. and Captiva Software Corporation.

2.2*+	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated April 26, 2002 by and among the registrant, Condor Merger Corp. and Captiva Software Corporation.

3.1**	Amended and Restated Certificate of Incorporation of the registrant.

3.2*+	Certificate of Amendment of the Certificate of Incorporation of the registrant.

Exhibit Number	Description of Document
3.3*+++	Amended and Restated Bylaws of the registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2**	Form of Investor Rights Agreement dated August 27, 1993 by and among the registrant and the investors identified therein.

4.3+	Rights Agreement dated September 9, 1997 between the registrant and Bank Boston, N.A.

4.4++	Amendment to Rights Agreement dated October 5, 2001 by and among the registrant, Fleet National Bank, formerly known as Bank Boston, N.A., and EquiServe Trust Company, N.A.

4.5*	Second Amendment to Rights Agreement dated March 4, 2002 between the registrant and EquiServe Trust Company, N.A.

10.1**	Form of indemnification agreement entered into between the registrant and its directors and executive officers.

10.2**	The registrant’s Amended and Restated 1993 Stock Option/Stock Issuance Plan. (A)

10.3+++	The registrant’s 1999 Stock Plan. (A)

10.4*+++	The registrant’s Amended and Restated 1998 Employee Stock Purchase Plan. (A)

10.5*+++	The registrant’s 2003 New Executive Recruitment Stock Option Plan. (A)

10.6++	Form of Severance Agreement between the registrant and certain of its executive officers. (A)

10.7++	Form of Severance Agreement between the registrant and certain of its executive officers in connection with the Merger of the registrant and Captiva Software Corporation. (A)

10.14*+	Amendment No. 1 to the registrant’s Amended and Restated 1993 Stock Option/Stock Issuance Plan. (A)

10.15*+++	Amendment No. 2 to the registrant’s Amended and Restated 1993 Stock Option/Stock Issuance Plan. (A)

10.16*+++	Lease dated January 12, 2004 between CA-Metro Plaza Limited Partnership and the registrant for property at 25 Metro Drive, San Jose, CA.

10.17*+++	Amended Employment Agreement for Rick Russo dated August 1, 2003. (A)

10.18*+++	Amended Employment Agreement for Reynolds Bish dated August 1, 2003. (A)

10.19*+++	Amended Employment Agreement for Bradford Weller dated August 1, 2003. (A)

10.20*+++	Amended Employment Agreement for Steven Burton dated August 1, 2003. (A)

10.21*+++	Amended Employment Agreement for Blaine Owens dated August 1, 2003. (A)

10.22*+++	Amended Employment Agreement for James Vickers dated August 1, 2003. (A)

10.23*+++	Employment Agreement for Jim Nicol dated September 14, 2003. (A)

10.24*+++	Employment Agreement for Howard Dratler dated November 24, 2003. (A)

23.1*+++	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney. Reference is made to page 43.

31.1*+++	Certification by Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*+++	Certification by Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*+++	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+++	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed on March 20, 2002.
**	Incorporated by reference to an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 33-66142).
***	Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed on September 24, 1997.
+	Incorporated by reference to an exhibit to the registrant’s registration statement on Form 8-A filed on September 10, 1997. (Registration No. 000-22292)
++	Incorporated by reference to an exhibit to the registrant’s annual report on Form 10-K filed on March 29, 2002.
+++	Incorporated by reference to an exhibit to the registrant’s annual report on Form 10-K filed on April 2, 2001.
*+	Incorporated by reference to an exhibit or an annex to the registrant’s registration statement on Form S-4 (Registration No. 333-87106).
*++	Incorporated by reference to an exhibit to the registrant’s annual report on Form 10-K filed on March 31, 2003.
*+++	Filed Herewith.
(A)	Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on October 28, 2003 to furnish our disclosure of unaudited financial information for the third quarter of 2003.

(c) Exhibits

Refer to Item 15(a)(3) above.

(d) Financial Statement Schedules

Refer to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004

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

Signature	Title	Date

/s/ Reynolds C. Bish	Chief Executive Officer,	March 15, 2004
Reynolds C. Bish	President and Director
(Principal Executive Officer)

/s/ Rick Russo	Chief Financial Officer	March 15, 2004
Rick Russo	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Patrick Edsell	Chairman of the Board of Directors	March 15, 2004
Patrick Edsell

/s/ James Berglund	Director	March 15, 2004
James Berglund

/s/ Mel S. Lavitt	Director	March 15, 2004
Mel S. Lavitt

/s/ Jeffrey Lenches	Director	March 15, 2004
Jeffrey Lenches

/s/ Bruce Silver	Director	March 15, 2004
Bruce Silver

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Captiva Software Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Captiva Software Corporation and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California

February 27, 2004

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$16,038	$7,453
Accounts receivable, net	10,780	11,764
Prepaid expenses and other current assets	3,314	2,564

Total current assets	30,132	21,781
Property and equipment, net	924	1,014
Other assets	2,354	402
Goodwill	6,082	6,082
Other intangible assets, net	3,762	5,857

Total assets	$43,254	$35,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$891	$699
Accrued compensation and related liabilities	2,793	2,914
Other liabilities	3,166	4,439
Line of credit	—	2,145
Deferred revenue	11,264	10,371

Total current liabilities	18,114	20,568
Deferred revenue	519	956
Other liabilities	235	521

Commitments (see notes 4 and 5)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 10,790,000 and 8,860,000 shares issued and outstanding at December 31, 2003 and 2002, respectively	108	89
Additional paid-in capital	24,171	15,499
Retained earnings (accumulated deficit)	38	(2,549)
Accumulated other comprehensive income	69	52

Total stockholders’ equity	24,386	13,091

Total liabilities and stockholders’ equity	$43,254	$35,136

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net revenues:
Software	$27,006	$20,346	$14,975
Services	22,724	14,087	7,060
Hardware and other	7,415	1,171	—

Total revenues	57,145	35,604	22,035
Cost of revenues:
Software	2,631	1,309	885
Services	9,936	6,311	3,483
Hardware and other	5,969	896	—
Amortization of purchased intangibles	2,095	972	—

Total cost of revenues	20,631	9,488	4,368

Gross profit	36,514	26,116	17,667

Operating expenses:
Research and development	8,979	5,924	4,923
Sales and marketing	17,816	13,729	12,045
General and administrative	6,102	4,327	3,250
Merger costs	(58)	2,148	—
Write-off of in-process research and development	—	856	—

Total operating expenses	32,839	26,984	20,218

Income (loss) from operations	3,675	(868)	(2,551)

Other income (expense):
Interest and other income, net	74	16	239
Gain on sale of Dialog Server	—	608	4,612

Income (loss) before income taxes	3,749	(244)	2,300
Provision for income taxes	1,162	288	4,215

Net income (loss)	$2,587	$(532)	$(1,915)

Basic net income (loss) per share	$0.27	$(0.09)	$(0.45)

Diluted net income (loss) per share	$0.23	$(0.09)	$(0.45)

Basic common equivalent shares	9,484	6,242	4,300

Diluted common equivalent shares	11,234	6,242	4,300

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

TOTAL COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2000	—	$—	4,274	$43	$9,981	$(102)	$—	$9,922
Common stock issued under:
Stock option plans			1	—	6			6
Employee stock purchase plan			100	1	143			144

Comprehensive loss:
Net loss						(1,915)		(1,915)

Total comprehensive loss								(1,915)

Balance at December 31, 2001	—	—	4,375	44	10,130	(2,017)	—	8,157
Common stock issued under:
Employee stock purchase plan			92	1	123			124
Shares issued in conjunction with merger of ActionPoint, Inc. and Captiva Software Corporation			4,393	44	5,246			5,290
Comprehensive income (loss):
Equity adjustment from foreign currencies							52	52
Net loss						(532)		(532)

Total comprehensive loss								(480)

Balance at December 31, 2002	—	—	8,860	89	15,499	(2,549)	52	13,091
Common stock issued under:
Stock option plans			1,733	17	4,723			4,740
Employee stock purchase plan			191	2	308			310
Warrants			6	—	—			—
Tax benefit of stock option exercises					3,641			3,641
Comprehensive income:
Equity adjustment from foreign currencies							17	17
Net income						2,587		2,587

Total comprehensive income								2,604

Balance at December 31, 2003	—	$—	10,790	$108	$24,171	$38	$69	$24,386

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,587	$(532)	$(1,915)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,702	1,608	763
Tax benefit of stock option exercises	3,641
Deferred income taxes	(2,177)	(721)	1,664
Write-off of in-process research and development	—	856	—
Net gain on sale of Dialog Server product line	—	(608)	(2,278)
Non-cash merger costs	—	471
Loss on disposal of property and equipment	—	—	25
Changes in operating assets and liabilities, net of effect of acquisition in 2002:
Accounts receivable, net	984	(3,081)	3,067
Prepaid expenses and other assets	(921)	(847)	695
Accounts payable	192	(2,195)	26
Deferred revenue	456	2,966	443
Accrued compensation and related liabilities	(121)	1,932	(1,073)
Other liabilities	(1,441)	71	(558)

Net cash provided by (used in) operating activities	5,902	(80)	859

Cash flows from investing activities:
Sales of marketable investments, net	—	—	4,299
Purchases of property and equipment	(517)	(422)	(112)
Investment in patents	—	(92)	—
Proceeds from sale of Dialog Server product line	—	608	887
Direct costs of merger of ActionPoint, Inc. and Captiva Software Corporation	—	(1,581)	—
Cash received in the merger of ActionPoint, Inc. and Captiva Software Corporation	—	583	—

Net cash provided by (used in) investing activities	(517)	(904)	5,074

Cash flows from financing activities:
Issuance costs for common stock issued in the merger of ActionPoint, Inc. and Captiva Software Corporation	—	(77)	—
Payments on line of credit	(2,145)	—	—
Proceeds from issuance of common stock	5,050	124	150

Net cash provided by financing activities	2,905	47	150

Effect of exchange rate changes on cash	295	65	—
Net increase (decrease) in cash and cash equivalents	8,585	(872)	6,083
Cash and cash equivalents at beginning of year	7,453	8,325	2,242

Cash and cash equivalents at end of year	$16,038	$7,453	$8,325

Supplemental information:
Common stock issued in conjunction with merger of ActionPoint, Inc. and Captiva Software Corporation	$—	$5,367	$—

Equipment acquired under capital lease obligations	$—	$122	$—

Cash paid (received) for taxes	$173	$—	$(410)

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and its Significant Accounting Policies

The Company:

Captiva Software Corporation and its subsidiaries (the Company) develops, markets, and services input management software that helps automate and manage the capture of external information into an organization’s internal computing systems. The Company was incorporated in California in January 1986 and was reincorporated in Delaware in September 1993.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In preparing the Company’s consolidated financial statements, the Company is required to translate the financial statements of its international subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars, the reporting currency. This process results in exchange gains and losses which, under the relevant accounting guidance are included as a separate part of net equity under the caption equity adjustment from foreign currencies.

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

Revenue Recognition:

Revenue is generated primarily from three sources: (i) software, which is primarily software license and royalty revenue, (ii) services, which includes software license maintenance fees, training and professional services revenue and (iii) hardware and other products, which were primarily sales of digital scanners in the years ended December 31, 2003 and 2002. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and no significant undelivered obligations remain. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating the Company’s software, provided collection of such revenue is determined to be probable and the Company has no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue for hardware and other products is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

For arrangements with multiple elements (e.g., delivered and undelivered products, maintenance and other services), the Company allocates revenue to each element of the arrangement based on the fair value of the undelivered elements, which is specific to the Company, using the residual value method. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon prices of these services when sold separately to other customers. Deferred revenue is primarily comprised of undelivered maintenance services and in some cases hardware and other products delivered but not yet accepted. When software licenses are sold with professional services and such services are deemed essential to the functionality of the software, combined software and service revenue is recognized as the services are performed. When software licenses are sold with professional services and such services are not considered essential to the functionality of the software, software revenue is recognized when the above criteria are met and service revenue is recognized as the services are performed.

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

Fair value of financial instruments:

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, line of credit and accrued liabilities, approximate fair value due to their short maturities.

Certain Risks and Concentrations:

The Company’s products are concentrated in the input management industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, including changes in computing platforms, changes in customer requirements, the infringement of a proprietary patent, or the emergence of a major direct competitor could affect operating results adversely. In addition, a portion of the Company’s revenue is derived from international sales. Fluctuations of the U.S. dollar against foreign currencies or local economic conditions could adversely affect operating results and cash flows.

Property and Equipment:

Office equipment, machinery and software are stated at cost less accumulated depreciation and amortization and depreciated on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their useful lives or the related lease term. For the years ended December 31, 2003, 2002 and 2001, depreciation expense, including amortization of property and equipment acquired under capital lease obligations, was $0.6 million, $0.6 million and $0.8 million, respectively.

Software Development Costs:

Costs, primarily salaries, incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established. After establishing technological feasibility, material development costs incurred through the date the product is available for general release to customers would be capitalized and amortized over the estimated product life. To date, the period between achievements of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs since its inception.

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

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily used the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required, such as residual growth rates and discount factors. The estimates that the Company has used are consistent with the plans and estimates that the Company uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect the Company’s net operating results. Amortization of purchased intangibles is expected to be $2.1 million, $1.3 million, $0.2 million and $0.1 million for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

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

Stock-Based Compensation:

The Company has elected to utilize the intrinsic value method to account for its employee stock option plans. When the exercise price of the Company’s employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. Compensation expense for options granted to non-employees is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 and Emerging Issues Task Force (EITF) No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

Had compensation cost for the Company’s stock-based compensation to employees been determined based on the fair value method, the amount of stock-based employee compensation cost and the Company’s pro forma results would have been as indicated below (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$2,587	$(532)	$(1,915)
Stock-based employee compensation cost, net of tax, utilizing the intrinsic value method	—	—	—
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(1,058)	(1,318)	(822)

Pro forma net income (loss) under SFAS No. 123	$1,529	$(1,850)	$(2,737)

Pro forma basic net income (loss) per share under SFAS No. 123	$0.16	$(0.30)	$(0.64)
Pro forma diluted net income (loss) per share under SFAS No. 123	$0.14	$(0.30)	$(0.64)

The fair value of each option grant issued for the years ended December 31, 2003, 2002 and 2001 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.2%	2.5%	4.1%
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	100%	90%	50%
Expected dividend yield	0%	0%	0%

The weighted-average estimated fair value of employee stock options granted during 2003, 2002 and 2001 was $6.32, $1.12 and $1.73 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

The fair value of each purchase right issued under the Company’s employee stock purchase plans for the years ended December 31, 2003, 2002 and 2001 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.2%	2.5%	4.1%
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	100%	90%	50%
Expected dividend yield	0%	0%	0%

The weighted-average purchase price of stock purchases under the Company’s employee stock purchase plan in 2003 was $1.63.

Advertising:

The Company expenses the costs of advertising as the expenses are incurred. The costs of advertising consist primarily of magazine advertisements, brochures, and other direct production costs. Costs associated with trade shows are charged to expense upon completion of the trade show. Advertising expense for the years ended December 31, 2003, 2002, and 2001 was $0.4 million, $0.8 million and $1.1 million, respectively.

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

The Company has not provided for United States federal income taxes or foreign withholding taxes on undistributed earnings of its international subsidiaries because such earnings are intended to be reinvested indefinitely outside of the United States.

Computation of Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and warrants.

Dilutive securities include options subject to vesting and warrants on an as-if-converted-to-common stock basis. Dilutive securities of 1.75 million shares are included in the diluted earnings per share calculation for the year ended December 31, 2003. Potentially dilutive securities totaling 0.7 million, 4.9 million and 1.8 million shares for the years ended December 31, 2003, 2002 and 2001, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

Comprehensive Income (Loss):

Comprehensive income (loss) includes all changes in equity during the period from non-owner sources. To date, the Company has not had any material transactions that are required to be reported in comprehensive income (loss), except for an equity adjustment from foreign currencies and net income (loss).

Recent Accounting Pronouncements:

Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003, and a revision of FIN 46 was issued in December 2003 (FIN 46R). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities. Had we entered into any of those arrangements prior to February 1, 2003, the Company would be required to adopt the provisions of FIN 46R at the end of the first quarter of fiscal 2004, in accordance with the FASB Staff Position 46-6 which delayed the effective date of FIN 46R for those arrangements. The Company expects the adoption of FIN 46R will have no effect on its financial statements.

Reclassifications:

Certain prior year items have been reclassified to conform with the current year’s presentation. These reclassifications had no impact on total assets, net revenues, operating losses or net loss as previously reported.

2.    Merger of ActionPoint and Captiva Software

On July 31, 2002, the Company completed the merger with privately-held Captiva Software Corporation, or Old Captiva, of San Diego, California. Old Captiva was a provider of forms input management software and related services. Under the terms of the agreement, the Company exchanged all of Old Captiva’s outstanding common stock for 4.4 million shares of the Company’s common stock and 2.2 million replacement options to purchase common stock, of which 772,000 options were vested, and issued warrants to purchase approximately 8,000 shares of common stock. The 2.2 million options to purchase common stock have exercise prices ranging from $0.52 to $2.43 per share and a weighted-average exercise price of $1.94 per share. The warrants to purchase common stock had an exercise price of $2.43 per share.

The merger was accounted for as a purchase. The fair value of the Company’s common stock issued in the merger of $1.11 per share was determined based on the average closing price three days prior to the completion date of the merger. The fair value of the vested replacement options and the warrants to purchase common stock were estimated based on a Black-Scholes model utilizing the following assumptions: fair value of common stock of $1.11 per share, expected term of two years, expected volatility of 90%, expected dividend yield of 0% and a risk-free interest rate of 2.3%.

On the date of the merger the purchase price was allocated as follows (in thousands):

Identified intangibles	$6,737
Goodwill	6,082
In-process research and development	856
Current assets	4,771
Non-current assets	542
Current liabilities	(11,889)
Non-current liabilities	(150)
Direct acquisition and equity issuance costs	(1,659)

Equity consideration	$5,290

In connection with the merger, the Company wrote-off the purchased in-process research and development of $0.9 million, which was charged to operations for the year ended December 31, 2002. The purchased in-process research and development (IPR&D) is solely related to the next version of Old Captiva’s Formware software. The latest release of Old Captiva’s Formware software prior to the Merger was introduced in March 2002. Based on time spent on the next version of Old Captiva’s Formware software system and costs incurred, this project was estimated to be approximately 44% complete as of the merger date. At the date of acquisition, the total cost to complete the project was estimated to be approximately $0.8 million, primarily consisting of salaries, and the project was completed during the second quarter of 2003, as expected. The results of operations of Old Captiva are included in the year ended December 31, 2002 only from August 1, 2002. If the merger had occurred on January 1, 2001, pro forma financial information would have been as follows (in thousands, except per share information):

	Year Ended December 31,
	(unaudited)
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

During the year ended December 31, 2002, as the result of a review of the combined operation, the Company adopted a plan which included a reduction of its workforce and office space made redundant by the merger. This plan was largely completed during 2003. As a result of the adoption of this plan, the Company recorded charges of $2.1 million during the year ended December 31, 2002. These charges primarily relate to the consolidation of the Company’s continuing operations resulting in the impairment of an asset, excess lease costs and employee severance costs related to a reduction in workforce.

Details of the Merger costs are as follows (in thousands):

	Cash/ Non- cash	Estimated Cost	Completed Activity 2002	Completed Activity 2003	Adjustments 2003	Accrual Balance at December 31, 2003
Impairment of assets	Non- cash	$471	$(471)	$—	$—	$—
Excess lease costs	Cash	798	(139)	(487)	(58)	114
Reduction in workforce	Cash	879	(660)	(219)	—	—

		$2,148	$(1,270)	$(706)	$(58)	$114

3.    Composition of Certain Balance Sheet Captions

	December 31,
	2003	2002
	(in thousands)
Accounts receivable, net:
Accounts receivable	$11,556	$12,519
Allowance for doubtful accounts	(776)	(755)

	$10,780	$11,764

Prepaid expenses and other current assets:
Purchased equipment inventory	$1,258	$1,077
Deferred taxes	794	839
Other	1,262	648

	$3,314	$2,564

Property and equipment, net:
Office equipment and machinery	$2,738	$2,255
Computer software	914	908
Leasehold improvements	561	533

	4,213	3,696
Less accumulated depreciation and amortization	(3,289)	(2,682)

	$924	$1,014

Other assets:
Deferred taxes	$2,104	$—
Other	250	402

	$2,354	$402

Accrued compensation and related liabilities:
Accrued vacation	$1,118	$1,106
Other	1,675	1,808

	$2,793	$2,914

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets, net:
December 31, 2003:
Existing technology	$4,813	$(2,273)	$2,540
Tradename and trademarks	679	(193)	486
Core technology	551	(195)	356
Maintenance agreements	479	(226)	253
Channel partner relationships	116	(55)	61
Order backlog	99	(99)	—
Patents	92	(26)	66

Maintenance agreements	$6,829	$(3,067)	$3,762

December 31, 2002:
Existing technology	$4,813	$(668)	$4,145
Tradename and trademarks	679	(57)	622
Core technology	551	(57)	494
Maintenance agreements	479	(67)	412
Channel partner relationships	116	(16)	100
Order backlog	99	(99)	—
Patents	92	(8)	84

Maintenance agreements	$6,829	$(972)	$5,857

4.    Commitments:

The Company has entered into various operating leases for its facilities and sales offices, which expire at various dates through 2009. The Company has entered into capital leases for certain of its property and equipment which expire in 2004. Future minimum lease commitments at December 31, 2003 due under these non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Year ending December 31,
2004	$1,857	$62
2005	1,556	—
2006	1,484	—
2007	1,321	—
2008	1,323	—
Thereafter	716	—

Total minimum lease payments	$8,257	62

Less amount representing interest		(2)

Total present value of minimum payments		60
Less current portion		(60)

Non-current portion		$—

Rent expense was approximately $1.7 million, $1.8 million and $1.3 million in 2003, 2002, and 2001, respectively.

5.    Line of Credit:

In connection with the merger, the Company assumed a line of credit with a bank. In August 2003, the Company extended the term of its line of credit. The line of credit will expire in August 2004. On December 31, 2003, there was no outstanding principal balance under the line of credit. Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Outstanding balances under the line of credit and the term loan bear interest at the bank’s prime rate plus 0.5% (4.5% at December 31, 2003). All assets of the Company collateralize the credit facility. The Company is restricted from paying dividends under the terms of the line of credit. The line of credit includes various financial covenants related to the Company’s operating results. As of December 31, 2003, the Company was compliant with all loan covenants.

6.    Stockholders’ Equity:

Preferred Stock: The Board of Directors is authorized to determine the price, rights, preferences, privileges and restrictions (including voting rights) of preferred stock without any further vote or action by the stockholders. The Board is also authorized to increase or decrease the number of shares of any series. At December 31, 2003 and 2002, there were 2,000,000 shares of $.01 par value preferred stock authorized. No preferred shares were issued and outstanding at December 31, 2003 or 2002.

Warrants: Under the terms of the merger agreement of the merger of Old Captiva and ActionPoint, the Company issued warrants to purchase approximately 8,000 shares of common stock. The warrants to purchase common stock had an exercise price of $2.43 per share. In November 2003, these warrants were converted in a net exercise, in accordance with the warrant agreements, into approximately 6,000 shares of the Company’s common stock.

Employee Stock Purchase Plans: The Board of Directors has reserved 200,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, 130,000 shares under the 1997 Employee Stock Purchase Plan and 500,000 shares under the 1998 Employee Stock Purchase Plan (the 1998 ESPP). During the year ended December 31, 2002, the 1998 ESPP was amended to to increase the number of shares reserved for issuance during each six-month purchase period from 50,000 to 150,000 and to add a provision under which the total number of shares reserved for issuance under the 1998 ESPP was automatically restored to 150,000 on July 1, 2002, and will be restored to 300,000 on January 1 of each subsequent year. Employees who enrolled in the 1998 ESPP prior to October 2003 may elect to have the Company withhold up to 10% of their compensation for the purchase of the Company’s common stock. In October 2003, the 1998 ESPP was amended to allow employees who enroll in the 1998 ESPP subsequent to October 2003 to elect to have the Company withhold up to 15% of their compensation for the purchase of the Company’s common stock. The amounts withheld are used to purchase the Company’s common stock at a price equal to 85% of the fair market value of the stock on the day before the first day of a two-year offering or the last day of a six-month purchase period, whichever is lower. The number of shares employees may purchase is subject to certain limitations.

Stock Option Plans: The Company has established the 1993 Stock Option/Stock Issuance Plan (the 1993 Plan), the 1999 Stock Plan (the 1999 Plan) and the 2003 New Executive Recruitment Stock Option Plan (the 2003 Plan). As amended, the 1993 Plan authorizes the issuance of up to 3,274,852 shares of common stock over the term of the Plan, pursuant to the grant of incentive stock and non-qualified stock options and the direct issuance of shares to eligible employees, independent consultants and non-employee directors. The 1999 Plan authorizes the issuance of up to 700,000 shares of common stock over the term of the Plan, pursuant to the grant of non-qualified stock options and the direct issuance of shares to eligible employees and independent consultants. The 2003 Plan authorizes the issuance of up to 500,000 shares of common stock over the term of the Plan, pursuant to the grant of non-qualified stock options and the direct issuance of shares to eligible employees. In connection with the merger with Old Captiva in July 2002, the Company issued replacement stock options under the 1994 Captiva Software Corporation Stock Option/Stock Issuance Plan and the Captiva 2002 Equity Incentive Plan and all outstanding options to purchase common stock of Old Captiva under such plans. By virtue of the merger, the Old Captiva options were proportionally adjusted with respect to exercise prices and the number of shares subject to each option based on the exchange ratio used in the merger. All other terms of the Old Captiva options, such as vesting schedules, remained unchanged. As of July 31, 2002, the replacement options were exercisable for a total of 772,000 shares of the Company’s common stock with exercise prices ranging from $0.52 to $2.43 per share. The Company will not make future grants under either of the Old Captiva plans.

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

All stock option transactions are summarized as follows (in thousands, except per share data):

	Number of Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2000	229	3,030	$6.84
Plan Amendment	150
Granted	(751)	751	$3.35
Canceled	1,958	(1,958)	$7.16
Exercised	—	(1)	$6.00

Balance at December 31, 2001	1,586	1,822	$5.06
Granted	(1,318)	1,318	$2.27
Issued in merger with Old Captiva	—	2,227	$1.94
Cancellation of options issued in merger with Old Captiva	—	(4)	$2.18
Canceled	421	(421)	$5.21
Expired	—	(48)	$4.88
Exercised	—	—	—

Balance at December 31, 2002	689	4,894	$2.88
New Plan	500
Granted	(660)	660	$7.95
Cancellation of options issued in merger with Old Captiva	—	(16)	$2.40
Canceled	338	(338)	$4.88
Exercised	—	(1,733)	$2.74

Balance at December 31, 2003	867	3,467	$3.74

As of December 31, 2003, 2002 and 2001 there were options outstanding to purchase 2.0 million shares, 2.8 million shares and 1.0 million shares, respectively, vested and exercisable at weighted average exercise prices per share of $2.95, $3.14 and $6.20, respectively.

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (thousands)	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number of Shares (thousands)	Weighted Average Exercise Price
$ 0.52 - 0.52	367	8.6	$0.52	367	$0.52
0.86 - 1.45	226	8.4	1.29	78	1.28
1.56 - 2.43	1,678	8.1	2.41	1,021	2.41
2.63 - 5.00	471	8.0	4.03	165	4.35
5.16 - 7.88	371	5.4	6.20	332	6.28
8.00 - 13.11	341	9.7	11.71	8	8.47
15.75 - 31.00	13	2.4	18.80	12	18.65

$ 0.52 - 31.00	3,467	8.0	$3.74	1,983	$2.95

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

7.    Business Segments:

The Company has a single reportable segment consisting of the development, marketing and servicing of input management software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices of the Company’s subsidiaries in the United Kingdom, Germany and Australia, which are responsible for sales to international customers. The international subsidiaries do not carry any significant tangible long-lived assets.

The following table presents revenue derived from domestic and international sales, based on location of customer, for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands, except percentage data):

	Year Ended December 31,
	2003	2002	2001
United States and Canada	$45,163	$26,652	$15,424
% of total	79%	75%	70%

International (excluding Canada)	$11,982	$8,952	$6,611
% of total	21%	25%	30%

8.    Income Taxes:

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$1,107	$706	$79
State	105	87	33
Foreign	301	34	169

	1,513	827	281

Deferred:
Federal	(349)	(702)	3,386
State	(2)	(103)	548
Foreign	—	266	—

	(351)	(539)	3,934

Total:
Federal	758	4	3,465
State	103	(16)	581
Foreign	301	300	169

	$1,162	$288	$4,215

The following is a reconciliation from the expected statutory federal income tax expense to the Company’s actual income tax expense (in thousands):

	Year Ended December 31,
	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	6.4%	4.5%	6.0%
Effect of foreign operations	9.1%	(25.1)%	—
Research and development credits	(8.4)%	22.0%	—
Non-deductible expenses	1.0%	(133.5)%	—
Change in valuation allowance	(11.1)%	(19.9)%	143.2%

	31.0%	(118.0)%	183.2%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are shown below (in thousands):

	December 31,
	2003	2002
Current deferred tax assets:
Provision for doubtful accounts	$226	$232
Accrued liabilities and deferred revenue	1,370	1,720
Net operating loss carryforwards	—	1,360
Amortization of purchased intangibles	(802)	—

Total current deferred tax assets	794	3,312
Depreciation and basis differences	(147)	54
Amortization of purchased intangibles	(628)	(2,112)
Deferred revenue	201	—
Net operating loss carryforwards	1,836	—
Tax credit carryforwards	842	—
Valuation allowance	—	(415)

Net deferred tax assets	$2,898	$839

Non-current deferred tax liabilities	$—	$118

At December 31, 2003, the Company had net operating loss carry forwards available to reduce its future taxable income of approximately $4.8 million and $4.4 million for federal and state income tax purposes, respectively. The federal and state operating losses begin to expire in 2019 and 2011, respectively.

At December 31, 2003, the Company had tax credit carryforwards of $0.9 million available to reduce its future taxable income. These tax credit carryforwards begin to expire in 2008.

Pursuant to Internal Revenue Service Code Sections 382 and 383, use of a portion of the Company’s net operating loss and credit carryforwards are limited because of a cumulative change in ownership of more than 50% which occurred in conjunction with the merger.

A valuation allowance of $0.4 million which was provided against the Company’s net deferred tax assets at December 31, 2002 was released in 2003 based on the Company’s determination that it will more likely than not have sufficient taxable income after the benefit of stock option exercises to utilize its net deferred tax assets.

9.    Sale of the Dialog Server Product Line:

The Company sold its Dialog Server product line to Chordiant Software, Inc. (Chordiant) on May 17, 2001 for approximately $7.1 million consisting of $2.0 million in cash and 1.7 million shares of Chordiant common stock, which was valued at $3.00 per share at the closing sale date. The Company sold all of the Chordiant common stock, including the shares held escrow, in July 2001 at approximately $2.73 per share, and recognized a loss of approximately $0.4 million. The Company recognized a pretax gain on the transaction of approximately $4.6 million ($2.3 million net of tax) comprised of proceeds other than amounts in escrow and less transaction expenses. During the year ended December 31, 2002, the Company received all remaining proceeds and recognized a gain of $0.6 million.

10.    Employee Benefit Plan

The Company provides a 401(K) Plan (the Plan) to its employees providing tax deferred salary deductions for eligible employees. Participants may make voluntary contributions between 1% and 20% of their compensation subject to certain annual maximums. In the years ended December 31, 2002 and 2001, the Company matched 50% of employee contributions with a maximum of $2,000 per employee. In conjunction with the merger of Old Captiva on July 31, 2002, the Company assumed the Old Captiva 401(k) plan. The Company matched 1% of employee gross salary for employees that contributed at least 5% of their compensation under this plan from July 31, 2002 through December 31, 2002. Effective January 1, 2003, the plans were merged and the Company amended the match to 33% of employee contributions up to a maximum of $1,250 per employee. The Plan provides for additional Company contributions at its discretion. Total matching contributions made by the Company were $0.2 million for each of the years ended December 31, 2003, 2002 and 2001.

11.    Guarantees

From time to time, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its financial statements.

12.    Subsequent Event

On February 1, 2004, the Company completed the acquisition of ADP Context, Inc., an Illinois corporation (Context). The Company acquired Context to expand the Company’s presence and application expertise in the payor side of the healthcare market and extend the Company’s reach in to the provider side of this market. The acquisition was effected in accordance with a stock purchase agreement dated as of February 1, 2004 by and among the Company, ADP Integrated Medical Solutions, a Delaware corporation (ADP), and ADP Claims Solutions Group, Inc. (CSG), pursuant to which the Company purchased all of the issued and outstanding capital stock of Context from ADP and paid to ADP approximately $5.2 million in immediately available cash. The sole source of the cash consideration the Company paid in the acquisition was the Company’s cash and cash equivalents. There were no material relationships between the Company or any of the Company’s affiliates, directors or officers, on the one hand, and ADP or CSG, on the other hand, at the time of the acquisition. The purchase price allocation for the Context acquisition has not been completed. Adjustments to the purchase price may be made once the final purchase price allocation is completed.

Schedule II

CAPTIVA SOFTWARE CORPORATION

Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2001	$200	61		(12)	$249
Year ended December 31, 2002	$249	658	*	(152)	$755
Year ended December 31, 2003	$755	332		(311)	$776

*	Includes $581 related to the merger of ActionPoint, Inc. and Captiva Software Corporation.

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2001	$3,665	3,296	—	$6,961
Year ended December 31, 2002	$6,961	—	(6,546)	$415
Year ended December 31, 2003	$415	—	(415)	$—

II-1