Form 10-Q
period 2004-03-31
CAPTIVA SOFTWARE CORP
filed 2004-05-07
CIK 909276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of April 30, 2004, there were 11,387,554 shares of the registrant’s common stock, par value $0.01, outstanding.

CAPTIVA SOFTWARE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS*

(UNAUDITED)

(IN THOUSANDS)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$16,215	$16,038
Accounts receivable, net	9,759	10,780
Prepaid expenses and other current assets	2,617	3,314

Total current assets	28,591	30,132
Property and equipment, net	1,088	924
Other assets	2,387	2,354
Goodwill	10,312	6,082
Other intangible assets, net	5,088	3,762

Total assets	$47,466	$43,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$495	$891
Accrued compensation and related liabilities	2,597	2,793
Other liabilities	2,970	3,166
Deferred revenue	12,335	11,264

Total current liabilities	18,397	18,114

Deferred revenue	398	519
Other liabilities	227	235
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	113	108
Additional paid-in capital	27,760	24,171
Retained earnings	515	38
Accumulated other comprehensive income	56	69

Total stockholders’ equity	28,444	24,386

Total liabilities and stockholders’ equity	$47,466	$43,254

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS*

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2004	2003
Net revenues:
Software	$6,678	$5,581
Services	6,917	5,699
Hardware and other	2,267	1,324

Total revenues	15,862	12,604
Cost of revenues:
Software	846	400
Services	2,647	2,511
Hardware and other	1,824	1,120
Amortization of purchased intangible assets	611	524

Total cost of revenues	5,928	4,555

Gross profit	9,934	8,049
Operating expenses:
Research and development	2,691	2,111
Sales and marketing	5,198	4,362
General and administrative	1,268	1,476
Merger costs	—	(44)
Write-off of in-process research and development	66	—

Total operating expenses	9,223	7,905

Income from operations	711	144
Other income (expense), net	71	(7)

Income before income taxes	782	137
Provision for income taxes	305	55

Net income	$477	$82

Basic and diluted net income per share	$0.04	$0.01

Basic common equivalent shares	11,002	8,860

Diluted common equivalent shares	12,981	9,336

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND TOTAL COMPREHENSIVE INCOME*

(UNAUDITED)

(IN THOUSANDS)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	10,790	$108	$24,171	$38	$69	$24,386
Exercise of stock options	512	5	2,512			2,517
Tax benefit of stock option exercises			1,077			1,077
Comprehensive income:
Equity adjustment from foreign currencies					(13)	(13)
Net income				477		477

Total comprehensive income						464

Balance at March 31, 2004	11,302	$113	$27,760	$515	$56	$28,444

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS*

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$477	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	744	692
Deferred income taxes	(762)	(268)
Tax benefit of stock option exercises	1,077	—
Write-off of in-process research and development	66	—
Changes in operating assets and liabilities, net of effect of acquisition of ADP Context, Inc.:
Accounts receivable	2,405	2,214
Other current assets and other assets	748	(126)
Accounts payable	(396)	(30)
Deferred revenue	(514)	(112)
Other liabilities	(729)	(1,540)

Net cash provided by operating activities	3,116	912

Cash flows from investing activities:
Purchases of property and equipment	(164)	(200)
Cash used in acquisition of ADP Context, Inc.	(5,165)	—
Direct costs of acquisition of ADP Context, Inc.	(116)	—

Net cash used in investing activities	(5,445)	(200)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,517	10
Payments on line of credit	—	(145)

Net cash provided by (used in) financing activities	2,517	(135)

Effect of exchange rate changes on cash	(11)	28

Net increase in cash and cash equivalents	177	605
Cash and cash equivalents at beginning of period	16,038	7,453

Cash and cash equivalents at end of period	$16,215	$8,058

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Basis of Preparation and Accounting Policies

Unaudited Interim Financial Information

In this document, “we,” “our,” “us” and the “Company” refer to Captiva Software Corporation, formerly known as ActionPoint, Inc., and its subsidiaries, unless the context otherwise requires. The accompanying unaudited interim consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2003 balance sheet data was derived from audited financial statements contained in the Company’s 2003 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In the opinion of management, the unaudited consolidated condensed financial statements for the three-month periods ended March 31, 2004 and 2003 include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. These consolidated condensed financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods presented in this quarterly report on Form 10-Q are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year and should not be relied upon as such.

Revenue Recognition

Revenue is generated primarily from three sources: (i) software, which is primarily software license revenue, software subscription license revenue, which includes subscriptions to information databases, and royalty revenue, (ii) services, which includes software license maintenance fees, training and professional services revenue and (iii) hardware and other products, which were primarily sales of digital scanners in the three months ended March 31, 2004 and 2003. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and no significant undelivered obligations remain. Software subscription license revenue is recognized over the term of the license, generally twelve months. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating the Company’s software, provided collection of such revenue is determined to be probable and the Company has no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue for hardware and other products is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and (iv) collectibility is reasonably assured.

For arrangements with multiple elements (e.g., delivered and undelivered products, maintenance and other services), the Company allocates revenue to each element of the arrangement based on the fair value of the undelivered elements, which is specific to the Company, using the residual value method. The fair values for

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from less than one year to five years.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily used the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required, such as residual growth rates and discount factors. The estimates that the Company has used are consistent with the plans and estimates that the Company uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect the Company’s net operating results. Amortization of purchased intangibles is expected to be $2.6 million, $1.9 million, $0.7 million, $0.3 million and $0.2 million for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 and thereafter, respectively.

In addition, the value of the Company’s intangible assets, including goodwill, is subject to future impairments if the Company experiences declines in operating results or negative industry or economic trends or if the Company’s future performance is below the Company’s projections and estimates.

Valuation of Goodwill

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss would be recognized if the carrying amount exceeds its fair value. The Company performed its annual impairment review in the quarter ended June 30, 2003 and determined there was no impairment.

Stock-Based Compensation

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

Had compensation cost for the Company’s stock-based compensation to employees been determined based on the fair value method, the amount of stock-based employee compensation cost and the Company’s pro forma results would have been as indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income as reported	$477	$82
Stock-based employee compensation cost, net of tax, utilizing the intrinsic value method	—	—
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(502)	(92)

Pro forma net loss under SFAS No. 123	$(25)	$(10)

Pro forma basic and diluted net loss per share under SFAS No. 123	$(0.00)	$(0.00)

Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.2%	2.1%
Expected life	3.5 years	3.5 years
Expected volatility	100%	100%
Expected dividend yield	0%	0%

Reclassifications

Certain prior period items have been reclassified to conform with the current period’s presentation. These reclassifications had no impact on total assets, net revenues, operating income or net income as previously reported.

2.    Acquisition of ADP Context, Inc.

On February 1, 2004, the Company completed the acquisition of ADP Context, Inc., an Illinois corporation (Context). The Company acquired Context to expand the Company’s product offerings and application expertise

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

to the provider side of the healthcare market. The Context products complement the Company’s existing ClaimPack product line and enhance the Company’s product offerings to its claim processing customers. The acquisition was effected in accordance with a stock purchase agreement dated as of February 1, 2004 by and among the Company, ADP Integrated Medical Solutions, a Delaware corporation (ADP), and ADP Claims Solutions Group, Inc. (CSG), pursuant to which the Company purchased all of the issued and outstanding capital stock of Context from ADP and paid to ADP approximately $5.2 million in immediately available cash. The sole source of the cash consideration the Company paid in the acquisition was the Company’s cash and cash equivalents. There were no material relationships between the Company or any of the Company’s affiliates, directors or officers, on the one hand, and ADP or CSG, on the other hand, at the time of the acquisition.

On the date of the acquisition, the purchase price was allocated as follows (in thousands):

Identified intangibles	$1,936
Goodwill	4,230
In-process research and development	66
Current assets	1,456
Non-current assets	133
Current liabilities	(1,766)
Non-current liabilities	(580)
Direct acquisition and equity issuance costs	(116)

Equity consideration	$5,359

In connection with the acquisition, the Company wrote off the purchased in-process research and development of $0.1 million, which was charged to operations in the three months ended March 31, 2004. A final purchase price adjustment of approximately $0.2 million, which was recorded as goodwill, will be paid to ADP in the second quarter of 2004. The results of operations of Context are included in the three months ended March 31, 2004 starting from February 1, 2004, the date of acquisition. The following table summarizes unaudited pro forma financial information assuming the acquisition had occurred on January 1, 2003, and includes the amortization of purchased intangible assets from the beginning of each of the periods presented and excludes a write-off of in-process research and development of $0.1 million in the three months ended March 31, 2004 (in thousands, except per share information):

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Net revenues	$16,295	$13,981
Net income	444	234
Basic net income per share	0.04	0.03
Diluted net income per share	0.03	0.03

This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the acquisition and, therefore, is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3.    Merger of ActionPoint and Captiva Software

On July 31, 2002, the Company completed the merger with privately-held Captiva Software Corporation, a California corporation (Old Captiva), of San Diego, California. Old Captiva was a provider of forms input management software and related services. Under the terms of the merger agreement, the Company exchanged all of Old Captiva’s outstanding common stock for 4.4 million shares of the Company’s common stock and replacement options to purchase 2.2 million shares of common stock, of which options to purchase 772,000 shares of common stock were vested, and issued warrants to purchase approximately 8,000 shares of common stock. The options to purchase 2.2 million shares of common stock have exercise prices ranging from $0.52 to $2.43 per share and a weighted-average exercise price of $1.94 per share. The warrants to purchase common stock had an exercise price of $2.43 per share. In November 2003, these warrants were converted in a net exercise, in accordance with the warrant agreements, into approximately 6,000 shares of the Company’s common stock.

The merger was accounted for as a purchase. The fair value of the Company’s common stock issued in the merger of $1.11 per share was determined based on the average closing price three days prior to the completion date of the merger. The fair value of the vested replacement options was estimated based on a Black-Scholes model utilizing the following assumptions: fair value of common stock of $1.11 per share, expected term of two years, expected volatility of 90%, expected dividend yield of 0%, and a risk-free interest rate of 2.3%.

On the date of the Merger the purchase price was allocated as follows (in thousands):

Identified intangibles	$6,737
Goodwill	6,082
In-process research and development	856
Current assets	4,771
Non-current assets	542
Current liabilities	(11,889)
Non-current liabilities	(150)
Direct acquisition and equity issuance costs	(1,659)

Equity consideration	$5,290

During the year ended December 31, 2002, as the result of a review of the combined operations, the Company adopted a plan which included a reduction of its workforce and office space made redundant by the merger. This plan was largely completed during 2003. As a result of the adoption of this plan, the Company recorded charges of $2.1 million during the year ended December 31, 2002. These charges primarily related to the consolidation of the Company’s continuing operations resulting in the impairment of an asset, excess lease costs and employee severance costs related to a reduction in workforce. In the three months ended March 31, 2004, the Company paid $0.1 million in satisfaction of its remaining excess lease obligation resulting from the merger.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.    Composition of Certain Balance Sheet Captions (in thousands)

	March 31, 2004	December 31, 2003
Accounts receivable, net:
Accounts receivable	$10,465	$11,556
Allowance for doubtful accounts	(706)	(776)

	$9,759	$10,780

Prepaid expenses and other current assets:
Purchased equipment inventory	$17	$1,258
Deferred taxes	871	794
Other	1,729	1,262

	$2,617	$3,314

Property and equipment, net:
Office equipment and machinery	$2,440	$2,738
Computer software	915	914
Leasehold improvements	121	561

	3,476	4,213
Less accumulated depreciation and amortization	(2,388)	(3,289)

	$1,088	$924

Other assets:
Deferred taxes	$2,041	$2,104
Other	346	250

	$2,387	$2,354

Accrued compensation and related liabilities:
Accrued vacation	$1,399	$1,118
Other	1,198	1,675

	$2,597	$2,793

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets, net:
March 31, 2004:
Existing technology	$5,820	$(2,730)	$3,090
Tradename and trademarks	766	(229)	537
Core technology	551	(230)	321
Maintenance agreements	479	(266)	213
Channel partner relationships	148	(65)	83
Customer lists	810	(27)	783
Patents	92	(31)	61

	$8,666	$(3,578)	$5,088

December 31, 2003:
Existing technology	$4,813	$(2,273)	$2,540
Tradename and trademarks	679	(193)	486
Core technology	551	(195)	356
Maintenance agreements	479	(226)	253
Channel partner relationships	116	(55)	61
Patents	92	(26)	66

	$6,730	$(2,968)	$3,762

5.    Computation of Net Income Per Share

Basic net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and warrants.

Dilutive securities include options subject to vesting and warrants on an as-if-converted-to-common stock basis. Dilutive securities of 2.0 million shares and 0.5 million shares are included in the diluted earnings per share calculation for the three months ended March 31, 2004 and 2003, respectively. Potentially dilutive securities totaling 0.2 million shares and 3.9 million shares for the three months ended March 31, 2004 and 2003, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

6.    Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended March 31,
	2004	2003
Foreign currency translation adjustment	$(13)	$68
Net income as reported	477	82

Total comprehensive income	$464	$150

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7.    Line of Credit

The Company has a bank line of credit that will expire in August 2004. On March 31, 2004, there was no outstanding principal balance under the line of credit. Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Any outstanding balances under the line of credit would bear interest at the bank’s prime rate plus 0.5%. The line of credit is secured by all assets of the Company. The Company is restricted from paying dividends under the terms of the line of credit. The line of credit includes various financial covenants related to the Company’s operating results. As of March 31, 2004 the Company was in compliance with all loan covenants.

8.    Income Taxes

The provision for income taxes for interim periods is based on estimated effective income tax rates for the year. The Company’s estimated effective tax rate for 2004 is 39%, which was applied to the results for the three months ended March 31, 2004. The Company’s estimated effective income tax rate for 2004 differs from the U.S. federal statutory rate of 34% primarily due to state income taxes. The Company’s estimated effective tax rate for the three months ended March 31, 2003 was 40%.

9.    Business Segments and Geographic Reporting

The Company has a single reportable segment consisting of the development, marketing and servicing of input management software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of sales offices of the Company’s subsidiaries in the United Kingdom, Germany and Australia, which are responsible for sales to international customers. The international subsidiaries do not carry any significant tangible long-lived assets, and the total assets of the Company’s international subsidiaries were not significant for any period presented.

The following table presents revenue derived from domestic and international sales, based on location of customer for the three months ended March 31, 2004 and 2003, respectively (in thousands, except percentage data):

	Three Months Ended March 31,
	2004	2003
United States and Canada	$12,851	$10,025
% of total	81%	80%
International (excluding Canada)	$3,011	$2,579
% of total	19%	20%

10. Guarantees

From time to time, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its financial statements.

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other words of similar meaning. These statements are only predictions based on information currently available to us. Actual events or results may differ materially. Risks that may cause actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

Although we believe that the estimates and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

We are a leading provider of input management solutions designed to manage business-critical information from paper, faxed and electronic forms, documents and transactions into the enterprise. Our solutions automate the processing of billions of forms, documents and transactions annually, converting their content into information that is usable in database, document, content and other information management systems. We believe that our products and services enable organizations to reduce operating costs, obtain higher information accuracy rates and speed processing times. Our objective is to extend our position as a leading provider of input management solutions. Key elements of our growth strategy include leveraging our existing customer base, broadening our sales channels and expanding our markets, expanding our international presence, broadening our product offerings and pursuing strategic acquisitions.

Our products offer organizations a cost-effective, accurate and automated alternative to both manual data entry and electronic data interchange (EDI). These traditional approaches are typically labor intensive, time consuming and costly methods of managing the input of information into the enterprise. Organizations can utilize our products to capture information digitally, extract the meaningful content or data, and apply business rules that ensure the data’s accuracy.

In the three months ended March 31, 2004, our revenues increased to $15.9 million from $12.6 million in the three months ended March 31, 2003. In addition, in the three months ended March 31, 2004, our net income increased to $0.5 million from $0.1 million in the three months ended March 31, 2003.

On July 31, 2002, ActionPoint, Inc. merged with Captiva Software Corporation, a California corporation. As a result of this transaction (the Merger), Old Captiva became a wholly-owned subsidiary of ActionPoint, and ActionPoint changed its name to Captiva Software Corporation and remained a Delaware corporation.

On February 1, 2004, we completed the acquisition of all of the issued and outstanding capital stock of Context for approximately $5.2 million of cash derived from our existing cash and cash equivalents. We will pay a final purchase price adjustment of approximately $0.2 million in the second quarter of 2004. Under generally accepted accounting principles, the results of operations of Context are included in our results of operations for the three months ended March 31, 2004 starting from February 1, 2004. We acquired Context to expand our product offerings and application expertise to the provider side of the healthcare market. The Context products complement our existing ClaimPack product line and enhance our product offerings to our claim processing customers. We are not planning to make significant changes to Context’s cost structure, and we expect both our consolidated revenues and expenses to increase in the future as a result of this acquisition.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition or results of operations and requires significant judgment or complex estimation processes. We believe that the following accounting policies fit this definition:

Revenue Recognition

Our revenue is generated primarily from three sources: (i) software, primarily software license revenue, software subscription license revenue, which includes subscriptions to information databases, and royalty revenue, (ii) services, including software license maintenance fees, training fees and professional services revenue and (iii) hardware and other products, primarily sales of digital scanners in the three months ended March 31, 2004 and 2003. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and no significant undelivered obligations remain. Software subscription license revenue is recognized over the term of the license, generally twelve months. Royalty revenue is recognized when our resellers ship or pre-purchase rights to ship products incorporating our software, provided collection of the revenue is determined to be probable and we have no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue for hardware and other products is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and (iv) collectibility is reasonably assured.

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

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the discounted cash flow method. This method requires significant management judgment in forecasting the future operating results used in the analysis. This method also requires other significant estimates, such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can significantly affect our net operating results. Amortization of purchased intangibles is expected to be $2.6 million, $1.9 million, $0.7 million, $0.3 million and $0.2 million for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 and thereafter, respectively.

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

Income Tax Valuation Allowance

On a quarterly basis, management evaluates the realizability of our net deferred tax assets and assesses the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If we do not generate our forecasted taxable income, we may be required to establish a valuation allowance against all or part of our net deferred tax assets based upon applicable accounting criteria. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line in our Statement of Operations. As of March 31, 2004, management has determined that it is more likely than not that our net deferred tax assets will be realized based on forecasted taxable income.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenues

Total revenues increased 26% in the three months ended March 31, 2004 to $15.9 million from $12.6 million in the three months ended March 31, 2003.

Our software revenues increased 20% in the three months ended March 31, 2004 to $6.7 million from $5.6 million in the three months ended March 31, 2003. As a percentage of total revenues, software revenues accounted for 42% in the three months ended March 31, 2004 and 44% in the three months ended March 31, 2003. The increase in software revenues in absolute terms was primarily attributable to the acquisition of Context. The decrease in software revenues as a percentage of total revenues was primarily attributable to the increase in hardware and other revenues as a percentage of total revenues in the three months ended March 31, 2004 as a result of an increase in sales of digital scanners.

Our service revenues increased 21% in the three months ended March 31, 2004 to $6.9 million from $5.7 million in the three months ended March 31, 2003. As a percentage of total revenues, services accounted for 44% in the three months ended March 31, 2004 and 45% in the three months ended March 31, 2003. The increase in service revenues in absolute terms reflects both a growing installed base of customers, most of which purchase ongoing software maintenance support, and approximately $0.2 million in maintenance reinstatement fees revenue in the first quarter of 2004. The decrease in service revenues as a percentage of total revenues was primarily attributable to the increase in hardware and other revenues as a percentage of total revenues in the three months ended March 31, 2004 as a result of an increase in sales of digital scanners.

Our hardware and other revenues increased 71% in the three months ended March 31, 2004 to $2.3 million from $1.3 million in the three months ended March 31, 2003. As a percentage of total revenues, hardware and other revenues accounted for 14% in the three months ended March 31, 2004 and 11% in the three months ended March 31, 2003. The increases in hardware and other revenues in absolute terms and as a percentage of total revenues reflect an increase in sales of digital scanners.

Gross Profit

Gross profit increased 23% in the three months ended March 31, 2004 to $9.9 million from $8.0 million in the three months ended March 31, 2003. Gross profit as a percentage of total revenues decreased to 63% in the three months ended March 31, 2004 from 64% in the three months ended March 31, 2003. The decrease in gross profit as a percentage of total revenues was due to a combination of a shift in revenue mix due to the increase in hardware and other revenues, which have lower gross margins than software and service revenues, and an increase in intangibles amortization of approximately $0.1 million in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 related to the Context acquisition.

Research and Development

Research and development expenses increased 27% in the three months ended March 31, 2004 to $2.7 million from $2.1 million in the three months ended March 31, 2003. As a percentage of total revenues, research and development expenses were 17% in both the three months ended March 31, 2004 and 2003. The increase in research and development expenses in absolute terms was primarily attributable to increases in headcount and related labor costs needed to meet product development requirements and also attributable to an increase of approximately $0.2 million related to localizing products for international markets. The consistency in research and development expenses as a percentage of total revenues was due to the increase in absolute terms being offset by the increase in total revenues in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. We expect research and development expenses to continue to increase in absolute terms in 2004 due to an expansion of our research and development staff.

Sales and Marketing

Sales and marketing expenses increased 19% in the three months ended March 31, 2004 to $5.2 million from $4.4 million in March 31, 2003. As a percentage of total revenues, sales and marketing expenses were 33% in the three months ended March 31, 2004 and 35% in the three months ended March 31, 2003. The increase in sales and marketing expenses in absolute terms was due to an expansion of our sales force and revenue growth resulting in higher commissions and to $0.2 million of expenses relating to a large trade show in the first quarter of 2004, which took place in the second quarter of the prior year. The decrease in sales and marketing expenses as a percentage of total revenues was due to the increase in absolute terms being more than offset by the increase in total revenues in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. We expect sales expenses to continue to increase in absolute terms in 2004 due to an expansion of our sales force and revenue growth.

General and Administrative

General and administrative expenses decreased 14% in the three months ended March 31, 2004 to $1.3 million from $1.5 million in March 31, 2003. As a percentage of total revenues, general and administrative expenses decreased to 8% in the three months ended March 31, 2004 from 12% in the three months ended March 31, 2003. The decrease in general and administrative expenses in absolute terms and as a percentage of total revenues was primarily due to a decrease in professional fees in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Merger Costs

Merger costs relate to the merger of ActionPoint, Inc. and Old Captiva. In the three months ended March 31, 2003, we recorded sublease receipts in excess of estimated receipts of $44,000 related to an excess lease obligation recorded upon the merger.

Provision for Income Taxes

In the three months ended March 31, 2004, we recorded a tax provision of $0.3 million, which represented an effective tax rate of 39%. In the three months ended March 31, 2003, we recorded a tax provision of $0.1 million, which represented an effective tax rate of 40%.

Liquidity and Capital Resources

At March 31, 2004, we had cash and cash equivalents of $16.2 million, compared to $16.0 million at December 31, 2003. On February 1, 2004, we completed the acquisition of all of the issued and outstanding capital of Context for approximately $5.2 million in cash derived from our existing cash and cash equivalents. We will pay a final purchase price adjustment of approximately $0.2 million in the second quarter of 2004.

Net cash provided by operating activities was $3.1 million in the three months ended March 31, 2004 and $0.9 million in the three months ended March 31, 2003. The net cash provided by operating activities in the three months ended March 31, 2004 was primarily attributable to net income of $0.5 million, depreciation and amortization of $0.7 million and a decrease in accounts receivable of $2.4 million, offset by decreases in liabilities and deferred revenue of $1.6 million. In addition, the tax benefit of $1.1 million we received from stock option exercises had a positive effect on our net cash provided by operating activities and could continue to have a positive effect if stock options continue to be exercised. The net cash provided by operating activities in the three months ended March 31, 2003 was primarily attributable to net income of $0.1 million, depreciation and amortization of $0.7 million and a decrease in accounts receivable of $2.2 million, offset by decreases in liabilities and deferred revenue of $1.7 million.

Net cash used in investing activities was $5.5 million in the three months ended March 31, 2004 and $0.2 million in the three months ended March 31, 2003. Net cash used in investing activities in the three months ended March 31, 2004 included $5.2 million of cash used in the acquisition of Context, direct costs of the acquisition of $0.1 million and additions to property and equipment of $0.2 million. The $0.2 million of additions to property and equipment in the three months ended March 31, 2004 is consistent with our expected rate of capital expenditures in the short-term. Net cash used in investing activities in the three months ended March 31, 2003 was exclusively for additions to property and equipment.

Net cash provided by financing activities was $2.5 million in the three months ended March 31, 2004 compared to net cash used in financing activities of $0.1 million in the three months ended March 31, 2003. Net cash provided by financing activities in the three months ended March 31, 2004 consisted of $2.5 million of proceeds from the exercise of common stock options. Net cash used in financing activities in the three months ended March 31, 2003 consisted of a $0.1 million discretionary principal repayment against our line of credit. In the future, we expect to generate further net cash from financing activities from the sale of common stock under our employee stock purchase plan and the exercise of stock options.

We have a bank line of credit that will expire in August 2004. On March 31, 2004, there was no outstanding principal balance under the line of credit. Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Any outstanding balances under the line of credit would bear interest at the bank’s prime rate plus 0.5%. The line of credit is secured by all assets of the Company. The line of credit restricts us from paying dividends on our common stock. The line of credit also includes various financial covenants related to our operating results. As of March 31, 2004, we were in compliance with all loan covenants. We expect to renew the line of credit prior to its expiration, however, there is no assurance that we will be able to do so on comparable terms or at all.

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

Risk Factors

You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q. Investing in our common stock involves a high degree of risk. In addition to those we describe below, risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. See “Forward-Looking Statements” above. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you may lose all or part of your investment.

Because of the unpredictability and variability of revenues from our products, we may not accurately forecast revenues or match expenses to revenues, which could harm our quarterly operating results and cause volatility or declines in our stock price.

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

We believe that comparisons of quarterly operating results will not necessarily be meaningful and should not be relied upon as the sole measure of our future performance. In addition, we may from time to time provide estimates of our future performance. For example, we typically estimate that the first quarter of each year is our weakest quarter and the fourth quarter of each year is our strongest quarter. Estimates are inherently uncertain, and actual results are likely to deviate, perhaps substantially, from our estimates as a result of the many risks and uncertainties in our business, including, but not limited to, those set forth in these risk factors. We undertake no duty to update estimates if given. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, the trading price of our stock is likely to decline significantly.

If we fail to reduce expenses rapidly in the event our revenues unexpectedly decline, our results may be harmed.

We currently operate with virtually no software order backlog because our software products are shipped shortly after orders are received. This fact makes software revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, a large portion of our orders tend to be booked late in each quarter and we obtain a significant portion of our revenues from indirect sales channels over which we have little control. The combination of these factors makes our revenues difficult to predict from period to period. Expense levels are based to a significant extent on expectations of future revenues and are relatively fixed in the short term. In particular, we increased hiring and product development expenses in the fourth quarter of 2003 in anticipation of an improving economic environment. We expect to continue these higher levels of expenses and, if revenue levels are below expectations, our operating results are likely to be harmed.

Our future success depends on the services of our key management, sales and marketing, professional services, technical support and research and development personnel, whose knowledge of our business and technical expertise would be difficult to replace.

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

A significant aspect of our ability to attract and retain highly qualified employees is the equity compensation that we offer, typically in the form of stock options. Bills are currently pending before Congress, and the Financial Accounting Standards Board has issued an Exposure Draft, that would require companies to include in their statements of operations compensation expense relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel.

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

We have a long sales cycle, and our solutions require a sophisticated sales effort.

Given the high average selling price of, and the cost and time required to implement, our solutions, a customer’s decision to license our products typically involves a significant commitment of resources and is influenced by the customer’s budget cycles and internal approval procedures for IT purchases. In addition, selling our solutions requires us to educate potential customers on our solutions’ uses and benefits. As a result, our solutions have a long sales cycle, which can take three to six months or more. Consequently, we have difficulty predicting the quarter in which sales to expected customers may occur. The sale of our solutions is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers, which typically accompany significant capital expenditures.

Our solutions require a sophisticated sales effort targeted at senior management of our prospective customers. New employees in our sales department require extensive training and typically take at least six months to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. If we were to lose qualified and productive sales personnel, our revenues could be adversely impacted.

We may not be able to compete successfully against current and potential competitors.

The input management software industry is currently fragmented and extremely competitive, with no one company having a significant market share. We expect that competition in this industry will intensify in the future. The market for forms processing and document capture solutions is very competitive and subject to rapid change. In addition, because there are relatively low barriers to entry into the software market, we may encounter additional competition from both established and emerging companies. Our current competitors could be acquired by larger companies and could become more formidable competitors. Many potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, in addition to significantly greater name recognition and a larger installed base of customers. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of competitive products than we can. There is also a substantial risk that announcements of competing products by current or potential competitors could result in the delay or postponement of customer orders in anticipation of the introduction of the competitors’ new products.

In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. These cooperative relationships may limit our ability to sell our products through particular reseller partners. Accordingly, new competitors or competitive cooperative relationships may emerge and rapidly gain significant market share. Contributing to these challenges, our industry is subject to consolidation, which could subject us to competition with larger companies offering integrated solutions and a greater breadth of products. Potential competitors may bundle their products or incorporate additional components into existing products in a manner that discourages users from purchasing our products.

Increased competition as a result of any combination of the above factors is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could harm our revenues, business and operating results.

If the market for input management software does not grow, our revenues are unlikely to grow.

The market for input management software has had limited, if any, growth in recent years. In addition, the concept of input management software is not widely understood in the marketplace. We have spent, and intend to continue to spend, considerable resources educating potential customers about our software products and the input management market in general. These expenditures may fail to achieve any broadening of the market or additional degree of market acceptance for our products. The rate at which organizations have adopted our products has varied significantly in the past, and we expect to continue to experience variations in the future. If the market for input management products grows more slowly than we anticipate or not at all, our revenues are unlikely to grow and our operating results will suffer.

We currently depend on repeat business for a substantial portion of our revenues and need to increase our customer base to grow in the future.

Currently, a significant portion of our revenues is generated from existing customers. Many of our customers initially make a limited purchase of our products and services on a departmental basis or for limited form or document types. These customers may not choose to purchase additional licenses to expand their use of our products. If this occurs, or if existing customers fail to renew services or maintenance contracts, then our revenues from new customers may not be sufficient to offset this and enable us to sustain our current revenue levels.

Conversely, a significant factor in our ability to grow our revenues in the future will be our ability to expand our customer base. We believe our ability to grow depends in part on our ability to expand into the “mid-market” segment of the input management market. Some of our competitors are more established in this segment of the market, and price is a more significant factor in the mid-market segment than the ability of our products to handle large volumes of documents. We have recently released products that address this market segment, and it is uncertain whether and to what extent these products will be successful and to what extent price-driven competition will erode our margins. If we are unsuccessful in expanding into the mid-market segment, or otherwise fail to increase our customer base, our business and operating results will be harmed.

If we are unable to respond in an effective and timely manner to technological change and new products in our industry, our revenues and operating results will suffer.

We currently expect to release a number of new products and enhancements to existing products in 2004 and anticipate that a substantial portion of our product revenue growth will come from these new releases. If we experience material delays in introducing new products or product enhancements, our customers may forego the use of our products and use those of our competitors. The market for input management is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in our software, new products and product enhancements can require long development and testing periods. Significant delays in the general availability of these new releases or significant problems in the installation or implementation of these new releases could harm our operating results and financial condition. We have experienced delays in the past in the release of new products and product enhancements. We may fail to develop and market on a timely and cost-effective basis new products or product enhancements that respond to technological change, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of our products or reduce the likelihood that our new products and product enhancements will achieve market acceptance. Any such failures or difficulties would harm our business and operating results.

We may not be successful in expanding into new markets.

One element of our strategy involves applying our technology in new applications for additional markets. To be successful in expanding our sales in new markets, we will need to develop additional expertise in these markets. We may be required to hire new employees with expertise in new target markets in order to compete effectively in those markets. If we are not successful in growing our sales in additional markets, we may not achieve desired sales growth.

We have incurred losses in the past and we may incur losses in the future.

We have only recently become profitable, with net income of $0.5 million for the three months ended March 31, 2004 and $2.6 million for the year ended December 31, 2003. We incurred a net loss of $0.5 million in 2002 and $1.9 million in 2001. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, which would likely cause our stock price to decline.

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

We currently have international operations, including offices in the United Kingdom, Germany and Australia. For the quarters ended March 31, 2004 and 2003, international sales represented approximately 19% and 20% of our revenues, respectively. We anticipate that international sales will increase as a percentage of our revenues and that, for the foreseeable future, a significant portion of our revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. We could enter additional international markets, which would require significant management time and financial resources and which, in turn, could adversely affect our operating margins and earnings. To expand international sales, we may establish additional international operations, expand international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our international sales growth, if any, will be limited, and our business, operating results and financial condition may be harmed. Even if we are able to expand international operations successfully, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

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

The majority of our international revenues and costs are denominated in foreign currencies. Although we do not currently undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we may do so in the future. However, we do not have any plans to eliminate all foreign currency transaction exposure. Foreign currency exchange rate fluctuations and other risks associated with international operations could increase our costs, which, in turn, could harm our business. If we are unable to expand and manage our international operations effectively, our business would be harmed.

Failure to further develop and sustain our indirect sales channels could limit or prevent future growth.

Our strategy for future growth depends in part on our ability to increase sales through our indirect sales channels. We have a limited number of distribution relationships for our products with systems integrators and other resellers, and we may not be able to maintain our existing relationships or form new relationships. Competitors may have existing relationships with various systems integrators and other resellers that could make it difficult for us to form new relationships in some cases. If our indirect sales channels do not continue to grow, our ability to generate revenues may be harmed.

Our current agreements with our indirect sales channels typically do not prevent these companies from selling products of other companies, including products that may compete with our products, and they do not generally require these companies to purchase minimum quantities of our products. Some of these relationships are governed by agreements that can be terminated by either party with little or no prior notice. These indirect sales channels could give higher priority to the products of other companies or to their own products than they give to our products. The loss of, or significant reduction in, sales volume from any of our current or future indirect sales channels as a result of any of these or other factors could harm our revenues and operating results.

If we are unable to protect our intellectual property, our business may be harmed.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. In particular, we are planning to begin performing significant research and development outside of the United States, where intellectual property protection is less stringent than in the United States. In addition, our competitors might independently develop similar technology, duplicate our products or circumvent any patents or other intellectual property rights that we may have. Due to rapid technological change in our market, we believe the various legal protections available for our intellectual property are of limited value. Instead, we seek to establish and maintain a technology leadership position by leveraging the technological and creative skills of our personnel to create new products and enhancements to existing products.

We depend upon software that we license from and products provided by third parties, the loss of which could harm our revenues.

We rely upon certain software licensed from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain any of these software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated. Delays of this type could materially adversely affect our business, operating results and financial condition.

In addition, we have recently derived a significant portion of our revenues from reselling third-party products, primarily digital scanners. These third-party products may not continue to meet industry standards or be available to us on commercially reasonable terms or at all, in which case our operating results and financial condition would be harmed. In addition, we have little control over the quality of these third-party products other than our decisions as to which products to resell.

If we are subject to a claim that we infringe a third party’s intellectual property, our operating results could suffer.

Substantial litigation regarding intellectual property rights and brand names exists in the software industry. We expect that software product developers increasingly will be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in related industries overlaps. Third parties, some with far greater financial resources than ours, may claim infringement of their intellectual property rights by our products, both those developed by us and those obtained through the acquisition of other businesses.

Any claim of this type, with or without merit, could:

•	Be time consuming to defend;

•	Result in costly litigation;

•	Divert management’s attention and resources;

•	Cause product shipment delays;

•	require us to redesign products;

•	require us to enter into royalty or licensing agreements; or

•	Cause others to seek indemnity from us.

If we are required to enter into royalty or licensing agreements to resolve an infringement claim, we may not be able to enter into those agreements on favorable terms. A successful claim of product infringement against us, or failure or inability either to license the infringed or similar technology or to develop alternative technology on a timely basis could harm our operating results, financial condition or liquidity.

If we are unable to continue to implement and improve financial and managerial controls and continue to improve our reporting systems and procedures, we may not be able to manage growth effectively and our operating results may be harmed.

Growth will place a significant strain on our management, information systems and resources. In order to manage this growth effectively, we will need to continue to improve our financial and managerial controls and our reporting systems and procedures. Any inability of our management to integrate employees, products, technology advances and customer service into our operations and to eliminate unnecessary duplication may have a materially adverse effect on our business, financial condition and results of operations.

If we are unable to build awareness of our brands, we may not be able to compete effectively against competitors with greater name recognition and our sales could be adversely affected.

If we are unable to economically achieve and maintain a leading position in input management software or to promote and maintain our brands; our business, results of operations and financial condition could suffer. Development and awareness of our brands will depend largely on our success in increasing our customer base. In order to attract and retain customers and to promote and maintain our brands in response to competitive pressures, we may be required to increase our marketing and advertising budget or increase our other sales expenses. There can be no assurance that our efforts will be sufficient or that we will be successful in attracting and retaining customers or promoting our brands. Failure in this regard could harm our business and results of operations.

Most of our revenues are currently derived from sales of and services associated with three software product lines. If demand for these product lines declines or fails to grow as expected, our revenues will be harmed.

Historically, we have derived substantially all of our revenues from the FormWare, InputAccel and PixTools product lines. Our future operating results will depend heavily upon continued and widespread market acceptance for the FormWare, InputAccel and PixTools product lines and enhancements to those products. A decline in the demand for any of these product lines as a result of competition, technological change or other factors may cause our revenues to decrease.

We may not be successful in our efforts to identify, execute or integrate acquisitions.

Our failure to manage risks associated with acquisitions could harm our business. A component of our business strategy is to expand our presence in new or existing markets by acquiring complementary technologies that allow us to expand our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base. For example, we acquired Context in February 2004. Acquisitions involve a number of risks, including:

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

We may be unable to meet our future working capital requirements, which could harm our business.

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

Many of our customers enter into professional services and maintenance agreements, which together comprise a significant portion of our revenues. Service revenues represented 44% and 45% of our total revenues for the quarters ended March 31, 2004 and 2003, respectively. The level of service revenues in the future will depend largely upon growing our professional services group and ongoing renewals of customer maintenance contracts by our growing installed customer base. Our professional services revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer maintenance contracts might be reduced in size or scope or might not be renewed in the future.

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

Our business resulted from the July 2002 merger of ActionPoint, Inc. and Old Captiva. This merger resulted in our recording approximately $13.0 million of goodwill and other intangible assets. In addition, we acquired Context in February 2004 that resulted in our recording approximately $6.2 million of goodwill and other intangible assets. We expect amortization of purchased intangibles, which is included as part of our cost of revenues, to be $2.6 million, $1.9 million, $0.7 million, $0.3 million and $0.2 million for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 and thereafter, respectively. These non-cash charges will negatively affect earnings during these amortization periods, which could have a negative effect on our stock price.

Provisions in our charter documents, Delaware law and our stockholder rights plan may have anti-takeover effects that could discourage or prevent a change in control, which may depress our stock price.

Provisions in our certificate of incorporation and bylaws and our stockholder rights plan may discourage, delay or prevent a merger or acquisition of us that the majority of our stockholders may consider favorable. Provisions of our certificate of incorporation and bylaws:

•	prohibit cumulative voting in the election of directors;

•	eliminate the ability of stockholders to call special meetings; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

The terms of the rights plan are set forth in the rights agreement entered into by us and the rights agent. The rights granted pursuant to the rights agreement may cause substantial dilution to any party that attempts to acquire us or our stock on terms that our board of directors determines are not in the best interests of our stockholders and therefore may have anti-takeover effects. Certain provisions of Delaware law also may discourage, delay or prevent a party from acquiring or merging with us, which may cause the market price of our common stock to decline.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters and public disclosure.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the Nasdaq National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonable necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

Item 3— Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting market risk, default risk and reinvestment risk. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. We mitigate default risk for our investments by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. Our investment portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of March 31, 2004, we had approximately $16.2 million in cash and cash equivalents.

We have significant international operations and, as a result, are subject to various risks, including foreign currency risks. We have not entered into foreign currency contracts for purposes of hedging or speculation. To date, we have not realized any significant gain or loss from transactions denominated in foreign currencies. For the three months ended March 31, 2004, approximately 19% of our sales and approximately 15% of our operating expenses were denominated in currencies other than our functional currency, the United States dollar. These foreign currencies were primarily British pounds, Euros and Australian dollars. Additionally, substantially all of the receivables and payables of our international subsidiaries are denominated in their respective local currencies.

Item 4— Controls and Procedures

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

Changes in Controls and Procedures

There was no change in our internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit Number	Description
10.1	Lease dated August 6, 1999 between Pacific Sorrento Mesa Holdings, L.P. and Pacific Stonecrest Holdings, L.P. and the registrant for property at 10145 Pacific Heights Boulevard, San Diego, CA.

10.2	First Amendment dated February 6, 2003 to the registrant’s lease for property at 10145 Pacific Heights Boulevard, San Diego, CA.

21.1	List of significant subsidiaries of Captiva Software Corporation.

31.1	Certification by Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

We filed Current Reports on Form 8-K on both January 12, 2004 and February 4, 2004 to furnish disclosure of our unaudited financial information for the fourth quarter of 2004.

We filed a Current Report on Form 8-K on February 13, 2004 to disclose our acquisition of ADP Context, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTIVA SOFTWARE CORPORATION

/S/ REYNOLDS C. BISH

Reynolds C. Bish Chief Executive Officer

/S/ RICK E. RUSSO

Rick E. Russo Chief Financial Officer

Date: May 7, 2004