Form 10-Q
period 2004-06-30
CAPTIVA SOFTWARE CORP
filed 2004-08-06
CIK 909276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 31, 2004, there were 11,918,362 shares of the registrant’s common stock, par value $0.01, outstanding.

CAPTIVA SOFTWARE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets at June 30, 2004 and December 31, 2003 (unaudited)	3

	Consolidated Condensed Statements of Operations for the Three and Six-Month Periods Ended June 30, 2004 and 2003 (unaudited)	4

	Consolidated Condensed Statement of Stockholders’ Equity and Total Comprehensive Income for the Three and Six-Month Periods Ended June 30, 2004 (unaudited)	5

	Consolidated Condensed Statements of Cash Flows for the Six-Month Periods Ended June 30, 2004 and 2003 (unaudited)	6

	Notes to Consolidated Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits and Reports on Form 8-K	33

Signatures		34

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS*

(UNAUDITED)

(IN THOUSANDS)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$19,156	$16,038
Accounts receivable, net	10,303	10,780
Prepaid expenses and other current assets	2,060	3,314

Total current assets	31,519	30,132
Property and equipment, net	1,203	924
Other assets	3,075	2,354
Goodwill	10,312	6,082
Other intangible assets, net	4,434	3,762

Total assets	$50,543	$43,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$429	$891
Accrued compensation and related liabilities	2,844	2,793
Other liabilities	3,791	3,166
Deferred revenue	11,203	11,264

Total current liabilities	18,267	18,114

Deferred revenue	308	519
Other liabilities	230	235
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	118	108
Additional paid-in capital	30,206	24,171
Retained earnings	1,376	38
Accumulated other comprehensive income	38	69

Total stockholders’ equity	31,738	24,386

Total liabilities and stockholders’ equity	$50,543	$43,254

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS*

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues:
Software	$8,426	$6,779	$15,104	$12,360
Services	6,891	5,199	13,808	10,897
Hardware and other	1,485	1,904	3,752	3,229

Total revenues	16,802	13,882	32,664	26,486
Cost of revenues:
Software	1,179	740	2,025	1,140
Services	2,524	2,527	5,171	5,038
Hardware and other	1,229	1,521	3,053	2,641
Amortization of purchased intangible assets	654	524	1,265	1,048

Total cost of revenues	5,586	5,312	11,514	9,867

Gross profit	11,216	8,570	21,150	16,619
Operating expenses:
Research and development	2,506	2,114	5,197	4,225
Sales and marketing	5,448	4,532	10,646	8,894
General and administrative	1,704	1,436	2,972	2,912
Merger costs	—	—	—	(44)
Write-off of in-process research and development	—	—	66	—
Write-off of withdrawn stock offering costs	205	—	205	—

Total operating expenses	9,863	8,082	19,086	15,987

Income from operations	1,353	488	2,064	632
Other income, net	58	14	129	7

Income before income taxes	1,411	502	2,193	639
Provision for income taxes	550	201	855	256

Net income	$861	$301	$1,338	$383

Basic net income per share	$0.07	$0.03	$0.12	$0.04

Diluted net income per share	$0.07	$0.03	$0.10	$0.04

Basic common equivalent shares	11,481	9,011	11,242	8,936

Diluted common equivalent shares	13,116	10,347	13,046	9,820

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND TOTAL COMPREHENSIVE INCOME*

(UNAUDITED)

(IN THOUSANDS)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	10,790	$108	$24,171	$38	$69	$24,386
Exercise of stock options	512	5	2,512			2,517
Tax benefit of stock option exercises			1,077			1,077
Comprehensive income:
Equity adjustment from foreign currencies					(13)	(13)
Net income				477		477

Total comprehensive income						464

Balance at March 31, 2004	11,302	$113	$27,760	$515	$56	$28,444
Exercise of stock options	422	4	1,068			1,072
Issuance of common stock under employee stock purchase plan	116	1	294			295
Tax benefit of stock option exercises			1,084			1,084
Comprehensive income:
Equity adjustment from foreign currencies					(18)	(18)
Net income				861		861

Total comprehensive income						843

Balance at June 30, 2004	11,840	$118	$30,206	$1,376	$38	$31,738

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS*

(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,338	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,541	1,377
Deferred income taxes	(1,307)	(501)
Tax benefit of stock option exercises	2,161	—
Write-off of in-process research and development	66	—
Changes in operating assets and liabilities, net of effect of acquisition of ADP Context, Inc.:
Accounts receivable	1,855	1,455
Other current assets and other assets	1,168	(723)
Accounts payable	(462)	290
Deferred revenue	(1,736)	(506)
Other liabilities	524	(382)

Net cash provided by operating activities:	5,148	1,393

Cash flows from investing activities:
Purchases of property and equipment	(421)	(229)
Cash used in acquisition of ADP Context, Inc.	(5,343)	—
Direct costs of acquisition of ADP Context, Inc.	(116)	—

Net cash used in investing activities:	(5,880)	(229)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,884	837
Payments on line of credit	—	(345)

Net cash provided by financing activities	3,884	492

Effect of exchange rate changes on cash	(34)	116

Net increase in cash and cash equivalents	3,118	1,772
Cash and cash equivalents at beginning of period	16,038	7,453

Cash and cash equivalents at end of period	$19,156	$9,225

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

In the opinion of management, the unaudited consolidated condensed financial statements for the three and six-month periods ended June 30, 2004 and 2003 include all adjustments necessary to present fairly the financial information set forth herein, consisting only of normal recurring adjustments except for the write-off of withdrawn stock offering costs as discussed below and the purchase accounting entries for the Company’s acquisition of ADP Context, Inc. as discussed in Note 2. These consolidated condensed financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods presented in this quarterly report on Form 10-Q are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year and should not be relied upon as such.

Revenue Recognition

Revenue is generated primarily from three sources: (i) software, which is primarily software license revenue, software subscription license revenue, which includes subscriptions to information databases, and royalty revenue, (ii) services, which includes software license maintenance fees, training and professional services revenue and (iii) hardware and other products, which were primarily sales of digital scanners in the three and six months ended June 30, 2004 and 2003. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and no significant undelivered obligations remain. Software subscription license revenue is recognized over the term of the license, generally twelve months. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating the Company’s software, provided collection of such revenue is determined to be probable and the Company has no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue for hardware and other products is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and (iv) collectibility is reasonably assured.

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss would be recognized if the carrying amount exceeds its fair value. The Company performed its annual impairment review during the quarter ended June 30, 2004 and determined there was no impairment.

Offering Costs

On April 12, 2004, the Company filed a registration statement (the Registration Statement) with the Securities and Exchange Commission (SEC) to register shares of the Company’s common stock in preparation for an underwritten public offering. In May 2004, the Company decided not to proceed with the underwritten public offering, withdrew this Registration Statement and wrote off $0.2 million of costs incurred in the registration process and initially deferred in connection with the anticipated offering.

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

Had compensation cost for the Company’s stock-based compensation to employees been determined based on the fair value method, the amount of stock-based employee compensation cost and the Company’s pro forma results would have been as indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$861	$301	$1,338	$383
Stock-based employee compensation cost, net of tax, utilizing the intrinsic value method	—	—	—	—
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(726)	(146)	(1,228)	(334)

Pro forma net income under SFAS No. 123	$135	$155	$110	$49

Pro forma basic net income per share under SFAS No. 123	$0.01	$0.02	$0.01	$0.01

Pro forma diluted net income per share under SFAS No. 123	$0.01	$0.01	$0.01	$0.00

Black-Scholes option pricing model assumptions:
Risk-free interest rate	3.0%	2.0%	2.4%	2.0%
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	100%	100%	100%	100%
Expected dividend yield	0%	0%	0%	0%

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Reclassifications

Certain prior period items have been reclassified to conform with the current period’s presentation. These reclassifications had no impact on total assets, net revenues, operating income or net income as previously reported.

2.    Acquisition of ADP Context, Inc.

On February 1, 2004, the Company completed the acquisition of ADP Context, Inc., an Illinois corporation (Context). The Context products complement the Company’s existing ClaimPack product line and enhance the Company’s product offerings to its claim processing customers. The Context product line also allows the Company to extend its reach into the provider side of the healthcare market. The acquisition was effected in accordance with a stock purchase agreement dated as of February 1, 2004 by and among the Company, ADP Integrated Medical Solutions, a Delaware corporation (ADP), and ADP Claims Solutions Group, Inc. (CSG), pursuant to which the Company purchased all of the issued and outstanding capital stock of Context from ADP and paid to ADP approximately $5.3 million in immediately available cash (including a final cash payment of approximately $0.2 million which was paid to ADP in the second quarter of 2004). The sole source of the cash consideration the Company paid in the acquisition was the Company’s cash and cash equivalents. There were no material relationships between the Company or any of the Company’s affiliates, directors or officers, on the one hand, and ADP or CSG, on the other hand, at the time of the acquisition.

The purchase price was allocated as follows (in thousands):

Identified intangibles	$1,936
Goodwill	4,230
In-process research and development	66
Current assets	1,452
Non-current assets	133
Current liabilities	(1,778)
Non-current liabilities	(580)
Direct acquisition and equity issuance costs	(116)

Total consideration	$5,343

In connection with the acquisition, the Company wrote off the purchased in-process research and development of $0.1 million, which was charged to operations in the three months ended March 31, 2004. The results of operations of Context are included in the six months ended June 30, 2004 starting from February 1, 2004, the date of acquisition. If the acquisition had occurred on January 1, 2003, pro forma financial information would have been as follows (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Actual) 2004	2003	2004	2003
Net revenues	$16,802	$15,073	$33,097	$29,054
Net income	861	357	1,305	591
Basic net income per share	0.07	0.04	0.12	0.07
Diluted net income per share	0.07	0.03	0.10	0.06

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3.    Composition of Certain Balance Sheet Captions (in thousands)

	June 30, 2004	December 31, 2003
Accounts receivable, net:
Accounts receivable	$11,021	$11,556
Allowance for doubtful accounts	(718)	(776)

	$10,303	$10,780

Prepaid expenses and other current assets:
Purchased equipment inventory	$6	$1,258
Deferred taxes	689	794
Other	1,365	1,262

	$2,060	$3,314

Property and equipment, net:
Office equipment and machinery	$2,805	$2,738
Computer software	957	914
Leasehold improvements	121	561

	3,883	4,213
Less accumulated depreciation and amortization	(2,680)	(3,289)

	$1,203	$924

Other assets:
Deferred taxes	$2,769	$2,104
Other	306	250

	$3,075	$2,354

Accrued compensation and related liabilities:
Accrued vacation	$1,404	$1,118
Other	1,440	1,675

	$2,844	$2,793

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets, net:
June 30, 2004:
Existing technology	$5,820	$(3,215)	$2,605
Tradename and trademarks	766	(268)	498
Core technology	551	(264)	287
Maintenance agreements	479	(306)	173
Channel partner relationships	148	(77)	71
Customer lists	810	(67)	743
Patents	92	(35)	57

	$8,666	$(4,232)	$4,434

December 31, 2003:
Existing technology	$4,813	$(2,273)	$2,540
Tradename and trademarks	679	(193)	486
Core technology	551	(195)	356
Maintenance agreements	479	(226)	253
Channel partner relationships	116	(55)	61
Patents	92	(26)	66

	$6,730	$(2,968)	$3,762

4.    Computation of Net Income Per Share

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

Dilutive securities include options subject to vesting on an as-if-converted-to-common stock basis. Dilutive securities of 1.6 million shares and 1.8 million shares are included in the diluted earnings per share calculation for the three and six months ended June 30, 2004, respectively. Dilutive securities of 1.3 million shares and 0.9 million shares are included in the diluted earnings per share calculation for the three and six months ended June 30, 2003, respectively. Potentially dilutive securities totaling 0.7 million shares and 0.5 million shares for the three and six months ended June 30, 2004, respectively, and 1.0 million shares and 2.0 million shares for the three and six months ended June 30, 2003, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

5.    Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Foreign currency translation adjustment	$(18)	$(55)	$(31)	$13
Net income as reported	861	301	1,338	383

Total comprehensive income	$843	$246	$1,307	$396

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.    Line of Credit

The Company has a bank line of credit that will expire in August 2004. On June 30, 2004, there was no outstanding principal balance under the line of credit. Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Any outstanding balances under the line of credit would bear interest at the bank’s prime rate plus 0.5%. The line of credit is collateralized by all assets of the Company. The Company is restricted from paying dividends under the terms of the line of credit. The line of credit includes various financial covenants related to the Company’s operating results. As of June 30, 2004 the Company was in compliance with all loan covenants.

7.    Income Taxes

The provision for income taxes for interim periods is based on estimated effective income tax rates for the year. The Company’s estimated effective tax rate for 2004 is 39%, which was applied to the results for the three and six months ended June 30, 2004. The Company’s estimated effective income tax rate for 2004 differs from the U.S. federal statutory rate of 34% primarily due to state income taxes. The Company’s estimated effective tax rate for the three and six months ended June 30, 2003 was 40%.

8.    Business Segments and Geographic Reporting

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

The following table presents revenue derived from domestic and international sales, based on location of customer for the three and six months ended June 30, 2004 and 2003, respectively (in thousands, except percentage data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States and Canada	$12,937	$10,376	$25,788	$20,401
% of total	77%	75%	79%	77%
International (excluding Canada)	$3,865	$3,506	$6,876	$6,085
% of total	23%	25%	21%	23%

9.    Guarantees

The Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its financial statements.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the three and six months ended June 30, 2004, our revenues increased to $16.8 million and $32.7 million, respectively, from $13.9 million and $26.5 million in the three and six months ended June 30, 2003, respectively. In addition, in the three and six months ended June 30, 2004, our net income increased to $0.9 million and $1.3 million, respectively, from $0.3 million and $0.4 million in the three and six months ended June 30, 2003, respectively.

On July 31, 2002, ActionPoint, Inc. merged with Captiva Software Corporation, a California corporation. As a result of this transaction, Old Captiva became a wholly-owned subsidiary of ActionPoint, and ActionPoint changed its name to Captiva Software Corporation and remained a Delaware corporation.

On February 1, 2004, we completed the acquisition of all of the issued and outstanding capital stock of Context for approximately $5.2 million of cash derived from our existing cash and cash equivalents. We made a final cash payment of approximately $0.2 million in the second quarter of 2004. Under generally accepted accounting principles, the results of operations of Context are included in our results of operations for the six months ended June 30, 2004 starting from February 1, 2004. The Context products complement our existing ClaimPack product line and enhance our product offerings to our claim processing customers. The Context product line also allows us to extend our reach into the provider side of the healthcare market. We are not planning to make significant changes to Context’s cost structure, and we expect both our consolidated revenues and expenses to increase in the future as a result of this acquisition.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition or results of operations and requires significant judgment or complex estimation processes. We believe that the following accounting policies fit this definition:

Revenue Recognition

Our revenue is generated primarily from three sources: (i) software, primarily software license revenue, software subscription license revenue, which includes subscriptions to information databases, and royalty revenue, (ii) services, including software license maintenance fees, training fees and professional services revenue and (iii) hardware and other products, primarily sales of digital scanners in the three and six months ended June 30, 2004 and 2003. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and no significant undelivered obligations remain. Software subscription license revenue is recognized over the term of the license, generally twelve months. Royalty revenue is recognized when our resellers ship or pre-purchase rights to ship products incorporating our software, provided collection of the revenue is determined to be probable and we have no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue for hardware and other products is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and (iv) collectibility is reasonably assured.

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

If there were an indication that the carrying value of goodwill might not be recoverable based upon the existence of one or more of the above indicators, we would recognize an impairment loss if the carrying value exceeds its fair value. We performed our annual impairment review during the quarter ended June 30, 2004 and determined there was no impairment.

Income Tax Valuation Allowance

On a quarterly basis, management evaluates the realizability of our net deferred tax assets and assesses the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If we do not generate our forecasted taxable income, we may be required to establish a valuation allowance against all or part of our net deferred tax assets based upon applicable accounting criteria. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line in our Statement of Operations. As of June 30, 2004, management has determined that it is more likely than not that our net deferred tax assets will be realized based on forecasted taxable income.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenues

Total revenues increased 21% in the three months ended June 30, 2004 to $16.8 million from $13.9 million in the three months ended June 30, 2003.

Our software revenues increased 24% in the three months ended June 30, 2004 to $8.4 million from $6.8 million in the three months ended June 30, 2003. As a percentage of total revenues, software revenues accounted for 50% in the three months ended June 30, 2004 and 49% in the three months ended June 30, 2003. The increase in software revenues in absolute terms was attributable to both the acquisition of Context and an increase in sales of non-Context products. The increase in software revenues as a percentage of total revenues was primarily attributable to the increase in software revenues in absolute terms and the decrease in hardware and other revenues in absolute terms and as a percentage of total revenues in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Our service revenues increased 33% in the three months ended June 30, 2004 to $6.9 million from $5.2 million in the three months ended June 30, 2003. As a percentage of total revenues, services accounted for 41% in the three months ended June 30, 2004 and 37% in the three months ended June 30, 2003. The increase in service revenues in absolute terms reflects both a growing installed base of customers, most of which purchase ongoing software maintenance support, and a growth in professional services revenues in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase in service revenues as a percentage of total revenues was primarily attributable to the increase in service revenues in absolute terms and the decrease in hardware and other revenues in absolute terms and as a percentage of total revenues in the three months ended June 30, 2004.

Our hardware and other revenues decreased 22% in the three months ended June 30, 2004 to $1.5 million from $1.9 million in the three months ended June 30, 2003. As a percentage of total revenues, hardware and other revenues accounted for 9% in the three months ended June 30, 2004 and 14% in the three months ended June 30, 2003. The decrease in hardware and other revenues in absolute terms and as a percentage of total revenues reflects a decrease in sales of digital scanners.

Gross Profit

Gross profit increased 31% in the three months ended June 30, 2004 to $11.2 million from $8.6 million in the three months ended June 30, 2003. Gross profit as a percentage of total revenues increased to 67% in the three months ended June 30, 2004 from 62% in the three months ended June 30, 2003. The increase in gross profit as a percentage of total revenues was due to a combination of the decrease in hardware and other revenues, which have lower gross margins than software and service revenues, and a leveraging of our existing professional services and maintenance support services infrastructure which kept services cost of revenues for the three months ended June 30, 2004 consistent with the three months ended June 30, 2003, while services revenues increased 33% in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Research and Development

Research and development expenses increased 19% in the three months ended June 30, 2004 to $2.5 million from $2.1 million in the three months ended June 30, 2003. As a percentage of total revenues, research and development expenses were 15% in both the three months ended June 30, 2004 and 2003. The increase in research and development expenses in absolute terms was primarily attributable to the acquisition of Context which resulted in increases in headcount and related labor costs. The consistency in research and development expenses as a percentage of total revenues was due to the increase in absolute terms being offset by the increase in total revenues in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. We expect research and development expenses to continue to increase in absolute terms in 2004 as we continue to expand our research and development staff to support the development of new products and enhancements to current products.

Sales and Marketing

Sales and marketing expenses increased 20% in the three months ended June 30, 2004 to $5.4 million from $4.5 million in the three months ended June 30, 2003. As a percentage of total revenues, sales and marketing expenses were 32% in the three months ended June 30, 2004 and 33% in the three months ended June 30, 2003. The increase in sales and marketing expenses in absolute terms was due to an expansion of our sales force and higher commissions and related sales costs resulting from the growth in revenues, partially offset by $0.2 million of expenses incurred in the second quarter of 2003 related to a large trade show that took place in the first quarter of 2004 instead of in the second quarter of 2004. The expansion of our sales force includes the Context sales force acquired in the first quarter of 2004. The decrease in sales and marketing expenses as a percentage of total revenues was due to the increase in absolute terms being more than offset by the increase in total revenues in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. We expect sales expenses to continue to increase in absolute terms in 2004 as we continue to add to our sales force and experience continued revenue growth.

General and Administrative

General and administrative expenses increased 19% in the three months ended June 30, 2004 to $1.7 million from $1.4 million in June 30, 2003. As a percentage of total revenues, general and administrative expenses were 10% in both the three months ended June 30, 2004 and 2003. The increase in general and administrative expenses in absolute terms was primarily due to the acquisition of Context which resulted in increases in headcount and related labor costs in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The consistency in general and administrative expenses as a percentage of total revenues was due to the increase in absolute terms being offset by the increase in total revenues in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Write-off of Withdrawn Stock Offering Costs

On April 12, 2004, we filed a Registration Statement with the Securities and Exchange Commission (SEC) to register shares of our common stock in preparation for an underwritten public offering. In May 2004, the Company decided not to proceed with the underwritten public offering, withdrew this Registration Statement and wrote off $0.2 million of costs incurred in the registration process and initially deferred in connection with the anticipated offering.

Provision for Income Taxes

In the three months ended June 30, 2004, we recorded a tax provision of $0.6 million, which represented an effective tax rate of 39%. In the three months ended June 30, 2003, we recorded a tax provision of $0.2 million, which represented an effective tax rate of 40%.

Six Months Ended June 30, 2004 and 2003

Revenues

Total revenues increased 23% in the six months ended June 30, 2004 to $32.7 million from $26.5 million in the six months ended June 30, 2003.

Our software revenues increased 22% in the six months ended June 30, 2004 to $15.1 million from $12.4 million in the six months ended June 30, 2003. As a percentage of total revenues, software revenues accounted for 46% in the six months ended June 30, 2004 and 47% in the six months ended June 30, 2003. The increase in software revenues in absolute terms was attributable to the acquisition of Context and an increase in sales of non-Context products. The decrease in software revenues as a percentage of total revenues was primarily attributable to the increase in service revenues as a percentage of total revenues in the six months ended June 30, 2004.

Our service revenues increased 27% in the six months ended June 30, 2004 to $13.8 million from $10.9 million in the six months ended June 30, 2003. As a percentage of total revenues, services accounted for 42% in the six months ended June 30, 2004 and 41% in the six months ended June 30, 2003. The increase in service revenues in absolute terms and as a percentage of total revenues reflects both a growing installed base of customers, most of which purchase ongoing software maintenance support, and a growth in professional services revenues in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Our hardware and other revenues increased 16% in the six months ended June 30, 2004 to $3.8 million from $3.2 million in the six months ended June 30, 2003. As a percentage of total revenues, hardware and other revenues accounted for 11% in the six months ended June 30, 2004 and 12% in the six months ended June 30, 2003. The increase in hardware and other revenues in absolute terms reflects an increase in sales of digital scanners. The decrease in hardware and other revenues as a percentage of total revenues is due to the higher software and services revenues in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Gross Profit

Gross profit increased 27% in the six months ended June 30, 2004 to $21.2 million from $16.6 million in the six months ended June 30, 2003. Gross profit as a percentage of total revenues increased to 65% in the six months ended June 30, 2004 from 63% in the three months ended June 30, 2003. The increase in gross profit as a percentage of total revenues was due to a leveraging of our existing professional services and maintenance support services infrastructure which kept services cost of revenues for the six months ended June 30, 2004 consistent with the six months ended June 30, 2003, while services revenues increased 27% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was partially offset by both an increase in hardware and other revenues, which have lower gross margins than software and service revenues, and an increase in intangibles amortization of approximately $0.2 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 related to the Context acquisition

Research and Development

Research and development expenses increased 23% in the six months ended June 30, 2004 to $5.2 million from $4.2 million in the six months ended June 30, 2003. As a percentage of total revenues, research and development expenses were 16% in both the six months ended June 30, 2004 and 2003. The increase in research and development expenses in absolute terms was primarily attributable to the acquisition of Context which resulted in increases in headcount and related labor costs and was also attributable to an increase of approximately $0.2 million related to localizing products for international markets. The consistency in research and development expenses as a percentage of total revenues was due to the increase in absolute terms being offset by the increase in total revenues in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. We expect research and development expenses to continue to increase in absolute terms in 2004 as we continue to expand our research and development staff to support the development of new products and enhancements to current products.

Sales and Marketing

Sales and marketing expenses increased 20% in the six months ended June 30, 2004 to $10.6 million from $8.9 million in the six months ended June 30, 2003. As a percentage of total revenues, sales and marketing expenses were 33% in the six months ended June 30, 2004 and 34% in the six months ended June 30, 2003. The increase in sales and marketing expenses in absolute terms was due to an expansion of our sales force and higher commissions and related sales costs resulting from the growth in revenues. The expansion of our sales force includes the Context sales force acquired in the first quarter of 2004. The decrease in sales and marketing expenses as a percentage of total revenues was due to the increase in absolute terms being more than offset by the increase in total revenues in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. We expect sales expenses to continue to increase in absolute terms in 2004 as we continue to expand our sales force and experience continued revenue growth.

General and Administrative

General and administrative expenses increased 2% in the six months ended June 30, 2004 to $3.0 million from $2.9 million in the six months ended June 30, 2003. As a percentage of total revenues, general and administrative expenses decreased to 9% in the six months ended June 30, 2004 from 11% in the six months ended June 30, 2003. The increase in general and administrative expenses in absolute terms was primarily due to the acquisition of Context which resulted in increases in headcount and related labor costs in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, partially offset by a decrease in professional fees of $0.1 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in general and administrative expenses as a percentage of total revenues was due to the increase in absolute terms being more than offset by the increase in total revenues in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Merger Costs

Merger costs relate to the merger of ActionPoint, Inc. and Old Captiva. In the six months ended June 30, 2003, we recorded sublease receipts in excess of estimated receipts of $44,000 related to an excess lease obligation recorded upon the merger.

Write-off of Withdrawn Stock Offering Costs

On April 12, 2004, we filed a Registration Statement with the SEC to register shares of our common stock in preparation for an underwritten public offering. In May 2004, the Company decided not to proceed with the underwritten public offering, withdrew this Registration Statement and wrote off $0.2 million of costs incurred in the registration process and initially deferred in connection with the anticipated offering.

Provision for Income Taxes

In the six months ended June 30, 2004, we recorded a tax provision of $0.9 million, which represented an effective tax rate of 39%. In the six months ended June 30, 2003, we recorded a tax provision of $0.3 million, which represented an effective tax rate of 40%.

Liquidity and Capital Resources

At June 30, 2004, we had cash and cash equivalents of $19.2 million, compared to $16.0 million at December 31, 2003. In the six months ended June 30, 2004 we completed the acquisition of all of the issued and outstanding capital of Context for $5.5 million in cash derived from our existing cash and cash equivalents. The $5.5 million included $0.1 million of direct costs of the Context acquisition.

Net cash provided by operating activities was $5.1 million in the six months ended June 30, 2004 and $1.4 million in the six months ended June 30, 2003. The net cash provided by operating activities in the six months ended June 30, 2004 was primarily attributable to net income of $1.3 million, depreciation and amortization of $1.5 million, and a decrease in other current assets and other assets of $1.2 million, offset by net decreases in liabilities and deferred revenue of $1.7 million. In addition, the tax benefit of $2.2 million related to stock option deductions had a positive effect on our net cash provided by operating activities and could continue to have a positive effect if stock options continue to be exercised.

Net cash used in investing activities was $5.9 million in the six months ended June 30, 2004 and $0.2 million in the six months ended June 30, 2003. The increase in net cash used in investing activities in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily attributable to the $5.5 million used in the acquisition of Context.

Net cash provided by financing activities was $3.9 million in the six months ended June 30, 2004 compared to net cash provided by financing activities of $0.5 million in the six months ended June 30, 2003. The increase in net cash provided by financing activities in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily attributable to the $3.1 million increase in proceeds from the exercise of common stock options and the sale of common stock under our employee stock purchase plan period over period. In the future, we expect to generate further net cash from financing activities from the sale of common stock under our employee stock purchase plan and the exercise of stock options.

We have a bank line of credit that will expire in August 2004. On June 30, 2004, there was no outstanding principal balance under the line of credit. Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Any outstanding balances under the line of credit would bear interest at the bank’s prime rate plus 0.5%. The line of credit is secured by all assets of the Company. The line of credit restricts us from paying dividends on our common stock. The line of credit also includes various financial covenants related to our operating results. As of June 30, 2004, we were in compliance with all loan covenants. We expect to renew the line of credit prior to its expiration, however, there is no assurance that we will be able to do so on comparable terms or at all.

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

We believe that comparisons of quarterly operating results will not necessarily be meaningful and should not be relied upon as the sole measure of our future performance. In addition, we may from time to time provide estimates of our future performance. For example, we typically estimate that the first quarter of each year is our weakest quarter and the fourth quarter of each year is our strongest quarter. Estimates are inherently uncertain, and actual results are likely to deviate, perhaps substantially, from our estimates as a result of the many risks and uncertainties in our business, including, but not limited to, those set forth in these risk factors. We do not undertake any duty to update estimates if given. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, the trading price of our stock is likely to decline significantly.

If we fail to reduce expenses rapidly in the event our revenues unexpectedly decline, our results may be harmed.

We currently operate with virtually no software order backlog because our software products are shipped shortly after orders are received. This fact makes software revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, a large portion of our orders tend to be booked late in each quarter and we obtain a significant portion of our revenues from indirect sales channels over which we have little control. The combination of these factors makes our revenues difficult to predict from period to period. Expense levels are based to a significant extent on expectations of future revenues and are relatively fixed in the short term. If revenue levels are below expectations, our operating results could be harmed.

Our future success depends on our key management, sales and marketing, professional services, technical support and research and development personnel, whose knowledge of our business and technical expertise would be difficult to replace.

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

We require the services of a substantial number of qualified professional services, technical support and research and development personnel. The market for these highly skilled employees is characterized by intense competition, which is heightened by their high level of mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel we require. We have experienced, and may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications.

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

We have a long sales cycle, and our products and services require a sophisticated sales effort.

Given the high average selling price and the cost and time required to implement our products and services, a customer’s decision to license our products typically involves a significant commitment of resources and is influenced by the customer’s budget cycles and internal approval procedures for IT purchases. In addition, selling our products and services requires us to educate potential customers on the uses and benefits of our products and services. As a result, our products and services have a long sales cycle, which can take three to six months or more. Consequently, we have difficulty predicting the quarter in which sales to expected customers may occur. The sales of our products and services are also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers, which typically accompany significant capital expenditures.

Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. New employees in our sales department require extensive training and typically take at least six months to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. If we were to lose qualified and productive sales personnel, our revenues could be adversely impacted.

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

The market for input management software has had limited growth in recent years. In addition, the concept of input management software is not widely understood in the marketplace. We have spent, and intend to continue to spend, considerable resources educating potential customers about our software products and the input management market in general. These expenditures may fail to achieve any broadening of the market or additional degree of market acceptance for our products. The rate at which organizations have adopted our products has varied significantly in the past, and we expect to continue to experience variations in the future. If the market for input management products grows more slowly than we anticipate or not at all, our revenues are unlikely to grow and our operating results will suffer.

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

We currently expect to release a number of new products and enhancements to existing products in 2004 and anticipate that a portion of our product revenue growth will come from these new releases. If we experience material delays in introducing new products or product enhancements, our customers may forego the use of our products and use those of our competitors. The market for input management is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in our software, new products and product enhancements can require long development and testing periods. Significant delays in the general availability of these new releases or significant problems in the installation or implementation of these new releases could harm our operating results and financial condition. We have experienced delays in the past in the release of new products and product enhancements. We may fail to develop and market on a timely and cost-effective basis new products or product enhancements that respond to technological change, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of our products or reduce the likelihood that our new products and product enhancements will achieve market acceptance. Any such failures or difficulties would harm our business and operating results.

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

We have only recently become profitable, with net income of $1.3 million for the six months ended June 30, 2004 and $2.6 million for the year ended December 31, 2003. We incurred a net loss of $0.5 million in 2002 and $1.9 million in 2001. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, which would likely cause our stock price to decline.

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

We currently have international operations, including offices in the United Kingdom, Germany and Australia. For the six months ended June 30, 2004 and 2003, international sales represented approximately 21% and 23% of our revenues, respectively. We anticipate that international sales will increase as a percentage of our revenues and that, for the foreseeable future, a significant portion of our revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. We could enter additional international markets, which would require significant management time and financial resources and which, in turn, could adversely affect our operating margins and earnings. To expand international sales, we may establish additional international operations, expand international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our international sales growth, if any, will be limited, and our business, operating results and financial condition may be harmed. Even if we are able to expand international operations successfully, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

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

Many of our customers enter into professional services and maintenance agreements, which together comprise a significant portion of our revenues. Service revenues represented 42% and 41% of our total revenues for the six months ended June 30, 2004 and 2003, respectively. The level of service revenues in the future will depend largely upon growing our professional services group and ongoing renewals of customer maintenance contracts by our growing installed customer base. Our professional services revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer maintenance contracts might be reduced in size or scope or might not be renewed in the future.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting market risk, default risk and reinvestment risk. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. We mitigate default risk for our investments by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. Our investment portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of June 30, 2004, we had approximately $19.2 million in cash and cash equivalents.

We have significant international operations and, as a result, are subject to various risks, including foreign currency risks. We have not entered into foreign currency contracts for purposes of hedging or speculation. To date, we have not realized any significant gain or loss from transactions denominated in foreign currencies. For the six months ended June 30, 2004, approximately 21% of our sales and approximately 16% of our operating expenses were denominated in currencies other than our functional currency, the United States dollar. These foreign currencies were primarily British pounds, Euros and Australian dollars. Additionally, substantially all of the receivables and payables of our international subsidiaries are denominated in their respective local currencies.

Item 4—Controls and Procedures

We maintain controls and procedures, which have been designed to ensure that material information related to Captiva Software Corporation, including its consolidated subsidiaries, is made known to management on a timely and consistent basis. In response to recent legislation and proposed regulations, we have been reviewing our internal control structure and have established a disclosure committee, which consists of certain members of our management. Although we believe our existing disclosure controls and procedures are effective and enable us to comply with our disclosure obligations, the review and documentation of our internal control structure is a process that will continue to evolve.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Captiva Software Corporation was held on May 26, 2004 to vote on the following proposals:

1. To elect directors to serve for the ensuing year and until their successors are elected.

2. To approve Captiva Software Corporation’s 2004 Equity Incentive Plan, which amends and restates Captiva Software Corporation’s 2003 New Executive Recruitment Stock Option Plan and increases the aggregate number of shares of common stock authorized for issuance under the plan by 500,000 shares.

3. To ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accounting firm of Captiva Software Corporation for its fiscal year ending December 31, 2004.

The results were as follows:

	For	Withheld Authority	Abstained	Broker Non-Votes
Proposal 1

Patrick L. Edsell	9,838,700	457,737	0	0

Reynolds C. Bish	9,971,301	325,136	0	0

James Berglund	9,967,267	329,170	0	0

Mel S. Lavitt	9,856,100	440,337	0	0

Jeffrey J. Lenches	9,855,100	441,337	0	0

Bruce Silver	9,978,667	317,770	0	0

	For	Against	Abstained	Broker Non-Votes

Proposal 2	3,532,169	3,867,186	107,975	2,789,107

Proposal 3	10,264,662	22,530	9,245	0

A more detailed discussion of each matter is included in Captiva Software Corporation’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit Number	Description
10.1	The registrant’s 2003 Recruitment Equity Incentive Plan (amends and restates the registrant’s 2003 New Executive Recruitment Stock Option Plan).

31.1	Certification by Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

We filed a Current Report on Form 8-K on April 22, 2004 to furnish disclosure of our unaudited financial information for the first quarter of 2004.

We filed a Current Report on Form 8-K on June 4, 2004 to disclose the departure of our Chief Technology Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTIVA SOFTWARE CORPORATION

/s/ REYNOLDS C. BISH
Reynolds C. Bish Chief Executive Officer

/s/ RICK E. RUSSO
Rick E. Russo Chief Financial Officer

Date: August 6, 2004