Form 10-Q
period 2004-09-30
CAPTIVA SOFTWARE CORP
filed 2004-11-09
CIK 909276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes  ☒ No  ☐

As of October 31, 2004, there were 12,187,592 shares of the registrant’s common stock, par value $0.01, outstanding.

CAPTIVA SOFTWARE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets at September 30, 2004 and December 31, 2003 (unaudited)	3

	Consolidated Condensed Statements of Operations for the Three and Nine-Month Periods Ended September 30, 2004 and 2003 (unaudited)	4

	Consolidated Condensed Statement of Stockholders’ Equity and Total Comprehensive Income for the Three and Nine-Month Periods Ended September 30, 2004 (unaudited)	5

	Consolidated Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2004 and 2003 (unaudited)	6

	Notes to Consolidated Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS*

(UNAUDITED)

(IN THOUSANDS)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$23,020	$16,038
Accounts receivable, net	8,321	10,780
Prepaid expenses and other current assets	2,084	3,314

Total current assets	33,425	30,132
Property and equipment, net	1,303	924
Other assets	3,656	2,354
Goodwill	10,312	6,082
Other intangible assets, net	3,780	3,762

Total assets	$52,476	$43,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$436	$891
Accrued compensation and related liabilities	2,710	2,793
Other liabilities	3,361	3,166
Deferred revenue	11,431	11,264

Total current liabilities	17,938	18,114

Deferred revenue	458	519
Other liabilities	262	235
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	121	108
Additional paid-in capital	31,683	24,171
Retained earnings	1,950	38
Accumulated other comprehensive income	64	69

Total stockholders’ equity	33,818	24,386

Total liabilities and stockholders’ equity	$52,476	$43,254

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS*

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
Software	$6,562	$7,092	$21,666	$19,452
Services	6,979	5,558	20,787	16,455
Hardware and other	1,466	1,867	5,218	5,096

Total revenues	15,007	14,517	47,671	41,003

Cost of revenues:
Software	862	741	2,887	1,881
Services	2,591	2,502	7,762	7,540
Hardware and other	1,183	1,465	4,236	4,106
Amortization of purchased intangible assets	654	523	1,919	1,571

Total cost of revenues	5,290	5,231	16,804	15,098

Gross profit	9,717	9,286	30,867	25,905
Operating expenses:
Research and development	2,242	2,181	7,439	6,406
Sales and marketing	4,858	4,294	15,504	13,188
General and administrative	1,919	1,609	4,891	4,521
Merger costs	(181)	(10)	(181)	(54)
Write-off of in-process research and development	—	—	66	—
Write-off of withdrawn stock offering costs	—	—	205	—

Total operating expenses	8,838	8,074	27,924	24,061

Income from operations	879	1,212	2,943	1,844
Other income (expense), net	62	(35)	191	(28)

Income before income taxes	941	1,177	3,134	1,816
Provision for income taxes	367	471	1,222	727

Net income	$574	$706	$1,912	$1,089

Basic net income per share	$0.05	$0.07	$0.17	$0.12

Diluted net income per share	$0.04	$0.06	$0.15	$0.10

Basic common equivalent shares	11,969	9,607	11,486	9,162

Diluted common equivalent shares	13,225	11,516	13,116	10,442

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND TOTAL

COMPREHENSIVE INCOME*

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2003	10,790	$108	$24,171	$38	$69	$24,386
Exercise of stock options	512	5	2,512			2,517
Tax benefit of stock option exercises			1,077			1,077
Comprehensive income:
Equity adjustment from foreign currencies					(13)	(13)
Net income				477		477

Total comprehensive income						464

Balance at March 31, 2004	11,302	$113	$27,760	$515	$56	$28,444
Exercise of stock options	422	4	1,068			1,072
Issuance of common stock under employee stock purchase plan	116	1	294			295
Tax benefit of stock option exercises			1,084			1,084
Comprehensive income:
Equity adjustment from foreign currencies					(18)	(18)
Net income				861		861

Total comprehensive income						843

Balance at June 30, 2004	11,840	$118	$30,206	$1,376	$38	$31,738
Exercise of stock options	303	3	463			466
Tax benefit of stock option exercises			1,014			1,014
Comprehensive income:
Equity adjustment from foreign currencies					26	26
Net income				574		574

Total comprehensive income						600

Balance at September 30, 2004	12,143	$121	$31,683	$1,950	$64	$33,818

*The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS*

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,912	$1,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,355	2,041
Deferred income taxes	(1,889)	(739)
Tax benefit of stock option exercises	3,175	1,107
Write-off of in-process research and development	66	—
Changes in operating assets and liabilities, net of effect of acquisition of ADP Context, Inc.:
Accounts receivable	3,837	1,325
Other current assets and other assets	1,157	(113)
Accounts payable	(455)	(73)
Deferred revenue	(1,358)	(239)
Other liabilities	(8)	(1,079)

Net cash provided by operating activities:	8,792	3,319

Cash flows from investing activities:
Purchases of property and equipment	(679)	(301)
Cash used in acquisition of ADP Context, Inc.	(5,343)	—
Direct costs of acquisition of ADP Context, Inc.	(116)	—

Net cash used in investing activities:	(6,138)	(301)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,350	2,957
Payments on line of credit	—	(1,145)

Net cash provided by financing activities	4,350	1,812

Effect of exchange rate changes on cash	(22)	145

Net increase in cash and cash equivalents	6,982	4,975
Cash and cash equivalents at beginning of period	16,038	7,453

Cash and cash equivalents at end of period	$23,020	$12,428

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

In the opinion of management, the unaudited consolidated condensed financial statements for the three and nine-month periods ended September 30, 2004 and 2003 include all adjustments necessary to state fairly the financial information set forth herein, consisting only of normal recurring adjustments except for the write-off of withdrawn stock offering costs as discussed below and the purchase accounting entries for the Company’s acquisition of ADP Context, Inc. as discussed in Note 2. These consolidated condensed financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods presented in this quarterly report on Form 10-Q are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year and should not be relied upon as such.

Revenue Recognition

Revenue is generated primarily from three sources: (i) software, which is primarily software license revenue, software subscription license revenue, which includes subscriptions to information databases, and royalty revenue, (ii) services, which includes software license maintenance fees, training and professional services revenue and (iii) hardware and other products, which were primarily sales of digital scanners in the three and nine months ended September 30, 2004 and 2003. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and no significant undelivered obligations remain. Software subscription license revenue is recognized over the term of the license, generally twelve months. Royalty revenue is recognized when partners ship or pre-purchase rights to ship products incorporating the Company’s software, provided collection of such revenue is determined to be probable and the Company has no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue for hardware and other products is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and (iv) collectibility is reasonably assured.

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Important factors that could trigger impairment include the following:

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss would be recognized if the carrying amount exceeds its fair value. The Company performed its annual impairment review during the quarter ended June 30, 2004 and determined there was no impairment.

Merger Costs

Merger costs relate to the merger of ActionPoint, Inc. and Old Captiva. In both the three and nine months ended September 30, 2004, the Company recorded sublease receipts in excess of estimated receipts of $0.2 million, and in the three and nine months ended September 30, 2003, the Company recorded sublease receipts in excess of estimated receipts of $10,000 and $54,000, respectively, related to an excess lease obligation recorded upon the merger.

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Had compensation cost for the Company’s stock-based compensation to employees been determined based on the fair value method, the amount of stock-based employee compensation cost and the Company’s pro forma results would have been as indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$574	$706	$1,912	$1,089
Stock-based employee compensation cost, net of tax, utilizing the intrinsic value method	—	—	—	—
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(686)	(208)	(1,914)	(542)

Pro forma net income (loss) under SFAS No. 123	$(112)	$498	$(2)	$547

Pro forma basic net income (loss) per share under SFAS No. 123	$(0.01)	$0.05	$(0.00)	$0.06

Pro forma diluted net income (loss) per share under SFAS No. 123	$(0.01)	$0.04	$(0.00)	$0.05

Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.9%	2.2%	2.5%	2.1%
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	90%	100%	98%	100%
Expected dividend yield	0%	0%	0%	0%

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The purchase price was allocated as follows (in thousands):

Identified intangibles	$1,936
Goodwill	4,230
In-process research and development	66
Current assets	1,452
Non-current assets	133
Current liabilities	(1,778)
Non-current liabilities	(580)
Direct acquisition and equity issuance costs	(116)

Total consideration	$5,343

In connection with the acquisition, the Company wrote off the purchased in-process research and development of $0.1 million, which was charged to operations in the three months ended March 31, 2004. The results of operations of Context are included in the nine months ended September 30, 2004 starting from February 1, 2004, the date of acquisition. If the acquisition had occurred on January 1, 2003, pro forma financial information would have been as follows (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Actual) 2004	2003	2004	2003
Net revenues	$15,007	$15,832	$48,104	$44,886
Net income	574	757	1,879	1,348
Basic net income per share	0.05	0.08	0.16	0.15
Diluted net income per share	0.04	0.07	0.14	0.13

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.    Composition of Certain Balance Sheet Captions (in thousands)

	September 30, 2004	December 31, 2003
Accounts receivable, net:
Accounts receivable	$8,964	$11,556
Allowance for doubtful accounts	(643)	(776)

	$8,321	$10,780

Prepaid expenses and other current assets:
Purchased equipment inventory	$—	$1,258
Deferred taxes	689	794
Other	1,395	1,262

	$2,084	$3,314

Property and equipment, net:
Office equipment and machinery	$3,014	$2,738
Computer software	1,008	914
Leasehold improvements	121	561

	4,143	4,213
Less accumulated depreciation and amortization	(2,840)	(3,289)

	$1,303	$924

Other assets:
Deferred taxes	$3,350	$2,104
Other	306	250

	$3,656	$2,354

Accrued compensation and related liabilities:
Accrued vacation	$1,310	$1,118
Other	1,400	1,675

	$2,710	$2,793

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets, net:
September 30, 2004:
Existing technology	$5,820	$(3,700)	$2,120
Tradename and trademarks	766	(306)	460
Core technology	551	(298)	253
Maintenance agreements	479	(346)	133
Channel partner relationships	148	(88)	60
Customer lists	810	(108)	702
Patents	92	(40)	52

	$8,666	$(4,886)	$3,780

December 31, 2003:
Existing technology	$4,813	$(2,273)	$2,540
Tradename and trademarks	679	(193)	486
Core technology	551	(195)	356
Maintenance agreements	479	(226)	253
Channel partner relationships	116	(55)	61
Patents	92	(26)	66

	$6,730	$(2,968)	$3,762

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

Dilutive securities include options subject to vesting on an as-if-converted-to-common stock basis. Dilutive securities of 1.3 million shares and 1.6 million shares are included in the diluted earnings per share calculation for the three and nine months ended September 30, 2004, respectively. Dilutive securities of 1.9 million shares and 1.3 million shares are included in the diluted earnings per share calculation for the three and nine months ended September 30, 2003, respectively. Potentially dilutive securities totaling 0.8 million shares and 0.6 million shares for the three and nine months ended September 30, 2004, respectively, and 0.2 million shares and 1.5 million shares for the three and nine months ended September 30, 2003, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

5.    Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Foreign currency translation adjustment	$26	$(29)	$(5)	$(16)
Net income as reported	574	706	1,912	1,089

Total comprehensive income	$600	$677	$1,907	$1,073

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

6.    Line of Credit

The Company has a bank line of credit that will expire in August 2005. On September 30, 2004, there was no outstanding principal balance under the line of credit. Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Any outstanding balances under the line of credit would bear interest at the bank’s prime rate plus 0.5%. The line of credit is collateralized by all assets of the Company. The Company is restricted from paying dividends under the terms of the line of credit. The line of credit includes various financial covenants related to the Company’s operating results. As of September 30, 2004 the Company was in compliance with all loan covenants.

7.    Income Taxes

The provision for income taxes for interim periods is based on estimated effective income tax rates for the year. The Company’s estimated effective tax rate for 2004 is 39%, which was applied to the results for the three and nine months ended September 30, 2004. The Company’s estimated effective income tax rate for 2004 differs from the U.S. federal statutory rate of 34% primarily due to state income taxes. The Company’s estimated effective tax rate for the three and nine months ended September 30, 2003 was 40%.

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

The following table presents revenue derived from domestic and international sales, based on location of customer for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except percentage data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States and Canada	$11,321	$11,865	$37,108	$32,266
% of total	75%	82%	78%	79%
International (excluding Canada)	$3,686	$2,652	$10,563	$8,737
% of total	25%	18%	22%	21%

9.    Guarantees

The Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. From time to time, indemnification claims may arise; however, to date, the Company has not encountered material costs as a result of such obligations and has not accrued any material liabilities related to such indemnifications in its financial statements. Any indemnification claims are reviewed on a quarterly basis.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the three and nine months ended September 30, 2004, our revenues increased to $15.0 million and $47.7 million, respectively, from $14.5 million and $41.0 million in the three and nine months ended September 30, 2003, respectively. In the three months ended September 30, 2004, our net income decreased to $0.6 million from $0.7 million in the three months ended September 30, 2003 while in the nine months ended September 30, 2004, our net income increased to $1.9 million from $1.1 million in the nine months ended September 30, 2003.

On July 31, 2002, ActionPoint, Inc. merged with Captiva Software Corporation, a California corporation. As a result of this transaction, Captiva became a wholly-owned subsidiary of ActionPoint, and ActionPoint changed its name to Captiva Software Corporation and remained a Delaware corporation.

On February 1, 2004, we completed the acquisition of all of the issued and outstanding capital stock of ADP Context, Inc. (Context) for approximately $5.2 million of cash derived from our existing cash and cash equivalents. We made a final cash payment of approximately $0.2 million in the second quarter of 2004. Under generally accepted accounting principles, the results of operations of Context are included in our results of operations for the nine months ended September 30, 2004 starting from February 1, 2004. The Context products complement our existing ClaimPack product line and enhance our product offerings to our claim processing customers. The Context product line also allows us to extend our reach into the provider side of the healthcare market. We are not planning to make significant changes to Context’s cost structure, and we expect both our consolidated revenues and expenses to increase in the future as a result of this acquisition.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition or results of operations and requires significant judgment or complex estimation processes. We believe that the following accounting policies fit this definition:

Revenue Recognition

Our revenue is generated primarily from three sources: (i) software, primarily software license revenue, software subscription license revenue, which includes subscriptions to information databases, and royalty revenue, (ii) services, including software license maintenance fees, training fees and professional services revenue and (iii) hardware and other products, primarily sales of digital scanners in the three and nine months ended September 30, 2004 and 2003. Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and no significant undelivered obligations remain. Software subscription license revenue is recognized over the term of the license, generally twelve months. Royalty revenue is recognized when our resellers ship or pre-purchase rights to ship products incorporating our software, provided collection of the revenue is determined to be probable and we have no further obligations. Services revenue is recognized ratably over the period of the maintenance contract or as the services are provided. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue for hardware and other products is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and (iv) collectibility is reasonably assured.

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

Management judgments and estimates are made in connection with certain revenues recognized in any accounting period. We must assess whether collection is probable for the fee associated with a revenue transaction and, for fixed-price contracts, make estimates of costs to complete. Differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

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

Factors we consider important that could trigger impairment include the following:

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

Income Tax Valuation Allowance

On a quarterly basis, management evaluates the realizability of our net deferred tax assets and assesses the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If we do not generate our forecasted taxable income, we may be required to establish a valuation allowance against all or part of our net deferred tax assets based upon applicable accounting criteria. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line in our Statement of Operations. As of September 30, 2004, management has determined that it is more likely than not that our net deferred tax assets will be realized based on forecasted taxable income.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenues

Total revenues increased 3% in the three months ended September 30, 2004 to $15.0 million from $14.5 million in the three months ended September 30, 2003.

Our software revenues decreased 7% in the three months ended September 30, 2004 to $6.6 million from $7.1 million in the three months ended September 30, 2003. As a percentage of total revenues, software revenues accounted for 44% in the three months ended September 30, 2004 and 49% in the three months ended September 30, 2003. The decrease in software revenues in absolute terms was attributable to longer than anticipated sales cycles, particularly in the United States, which resulted in more delayed orders at the end of the third quarter of 2004 compared to the end of the third quarter of 2003. The decrease in software revenues as a percentage of total revenues was primarily attributable to the increase in services revenues in absolute terms and as a percentage of total revenues in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Our service revenues increased 26% in the three months ended September 30, 2004 to $7.0 million from $5.6 million in the three months ended September 30, 2003. As a percentage of total revenues, services accounted for 47% in the three months ended September 30, 2004 and 38% in the three months ended September 30, 2003. The increase in service revenues in absolute terms reflects both a growing installed base of customers, most of which purchase ongoing software maintenance support, and a growth in professional services revenues in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in service revenues as a percentage of total revenues was primarily attributable to the increase in service revenues in absolute terms and the decrease in software and hardware and other revenues in absolute terms and as a percentage of total revenues in the three months ended September 30, 2004.

Our hardware and other revenues decreased 21% in the three months ended September 30, 2004 to $1.5 million from $1.9 million in the three months ended September 30, 2003. As a percentage of total revenues, hardware and other revenues accounted for 10% in the three months ended September 30, 2004 and 13% in the three months ended September 30, 2003. The decrease in hardware and other revenues in absolute terms and as a percentage of total revenues reflects a decrease in sales of digital scanners.

Gross Profit

Gross profit increased 5% in the three months ended September 30, 2004 to $9.7 million from $9.3 million in the three months ended September 30, 2003. Gross profit as a percentage of total revenues increased to 65% in the three months ended September 30, 2004 from 64% in the three months ended September 30, 2003. The increase in gross profit as a percentage of total revenues was due to a combination of the decrease in hardware and other revenues, which have lower gross margins than software and service revenues, and a leveraging of our existing professional services and maintenance support services infrastructure which kept services cost of revenues for the three months ended September 30, 2004 consistent with the three months ended September 30, 2003, while services revenues increased 26% in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase was offset by a decrease in software revenues which have higher gross margins than service and hardware and other revenues.

Research and Development

Research and development expenses remained consistent at $2.2 million in both the three months ended September 30, 2004 and the three months ended September 30, 2003. As a percentage of total revenues, research and development expenses were 15% in both the three months ended September 30, 2004 and 2003. The consistency in research and development expenses in absolute terms and as a percentage of total revenues was due to the acquisition of Context which resulted in increases in headcount and related labor costs, offset by cost savings in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. We expect research and development expenses to increase in absolute terms in the fourth quarter of 2004 as we continue to expand our research and development staff to support the development of new products and enhancements to current products.

Sales and Marketing

Sales and marketing expenses increased 13% in the three months ended September 30, 2004 to $4.9 million from $4.3 million in the three months ended September 30, 2003. As a percentage of total revenues, sales and marketing expenses were 32% in the three months ended September 30, 2004 and 30% in the three months ended

September 30, 2003. The increase in sales and marketing expenses in absolute terms was due to an expansion of our sales force offset by a reduction in commissions on software sales in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The expansion of our sales force includes the addition of the Context sales force in the first quarter of 2004. The increase in sales and marketing expenses as a percentage of total revenues was due to the increase in absolute terms more than offsetting the increase in total revenues in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. We expect sales expenses to continue to increase in absolute terms in the fourth quarter of 2004 as we continue to add to our sales force and experience continued revenue growth.

General and Administrative

General and administrative expenses increased 19% in the three months ended September 30, 2004 to $1.9 million from $1.6 million in September 30, 2003. As a percentage of total revenues, general and administrative expenses were 13% in the three months ended September 30, 2004 and 11% in the three months ended September 30, 2003. The increase in general and administrative expenses in absolute terms was due to the acquisition of Context, which resulted in increases in headcount and related labor costs, and an increase in professional fees related to Sarbanes-Oxley Act compliance in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in general and administrative expenses as a percentage of total revenues was due to the increase in absolute terms more than offsetting the increase in total revenues in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Merger Costs

Merger costs relate to the merger of ActionPoint, Inc. and Old Captiva. In the three months ended September 30, 2004 and September 30, 2003, we recorded sublease receipts in excess of estimated receipts of $181,000 and $10,000, respectively, related to an excess lease obligation recorded upon the merger.

Provision for Income Taxes

In the three months ended September 30, 2004, we recorded a tax provision of $0.4 million, which represented an effective tax rate of 39%. In the three months ended September 30, 2003, we recorded a tax provision of $0.5 million, which represented an effective tax rate of 40%.

Nine Months Ended September 30, 2004 and 2003

Revenues

Total revenues increased 16% in the nine months ended September 30, 2004 to $47.7 million from $41.0 million in the nine months ended September 30, 2003.

Our software revenues increased 11% in the nine months ended September 30, 2004 to $21.7 million from $19.5 million in the nine months ended September 30, 2003. As a percentage of total revenues, software revenues accounted for 45% in the nine months ended September 30, 2004 and 47% in the nine months ended September 30, 2003. The increase in software revenues in absolute terms was attributable to the acquisition of Context. The decrease in software revenues as a percentage of total revenues was primarily attributable to the increase in service revenues as a percentage of total revenues in the nine months ended September 30, 2004.

Our service revenues increased 26% in the nine months ended September 30, 2004 to $20.8 million from $16.5 million in the nine months ended September 30, 2003. As a percentage of total revenues, services accounted for 44% in the nine months ended September 30, 2004 and 40% in the nine months ended September 30, 2003. The increase in service revenues in absolute terms and as a percentage of total revenues reflects both a growing installed base of customers, most of which purchase ongoing software maintenance support, and a growth in professional services revenues in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Our hardware and other revenues increased 2% in the nine months ended September 30, 2004 to $5.2 million from $5.1 million in the nine months ended September 30, 2003. As a percentage of total revenues, hardware and other revenues accounted for 11% in the nine months ended September 30, 2004 and 12% in the nine months ended September 30, 2003. The increase in hardware and other revenues in absolute terms reflects an increase in sales of digital scanners. The decrease in hardware and other revenues as a percentage of total revenues is due to the higher software and services revenues in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Gross Profit

Gross profit increased 19% in the nine months ended September 30, 2004 to $30.9 million from $25.9 million in the nine months ended September 30, 2003. Gross profit as a percentage of total revenues increased to 65% in the nine months ended September 30, 2004 from 63% in the nine months ended September 30, 2003. The increase in gross profit as a percentage of total revenues was due to a leveraging of our existing professional services and maintenance support services infrastructure which kept services cost of revenues for the nine months ended September 30, 2004 consistent with the nine months ended September 30, 2003, while services revenues increased 26% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was partially offset by both an increase in hardware and other revenues, which have lower gross margins than software and service revenues, and an increase in intangibles amortization of approximately $0.3 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 related to the Context acquisition.

Research and Development

Research and development expenses increased 16% in the nine months ended September 30, 2004 to $7.4 million from $6.4 million in the nine months ended September 30, 2003. As a percentage of total revenues, research and development expenses were 16% in both the nine months ended September 30, 2004 and 2003. The increase in research and development expenses in absolute terms was primarily attributable to the acquisition of Context which resulted in increases in headcount and related labor costs and was also attributable to an increase of approximately $0.3 million related to localizing products for international markets. The consistency in research and development expenses as a percentage of total revenues was due to the increase in absolute terms being offset by the increase in total revenues in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. We expect research and development expenses to continue to increase in absolute terms in 2004 as we continue to expand our research and development staff to support the development of new products and enhancements to current products.

Sales and Marketing

Sales and marketing expenses increased 18% in the nine months ended September 30, 2004 to $15.5 million from $13.2 million in the nine months ended September 30, 2003. As a percentage of total revenues, sales and marketing expenses were 33% in the nine months ended September 30, 2004 and 32% in the nine months ended September 30, 2003. The increase in sales and marketing expenses in absolute terms was due to an expansion of our sales force. The expansion of our sales force includes the addition of the Context sales force in the first quarter of 2004. The increase in sales and marketing expenses as a percentage of total revenues was due to the increase in absolute terms more than offsetting the increase in total revenues in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. We expect sales expenses to continue to increase in absolute terms in the fourth quarter of 2004 as we continue to expand our sales force and experience continued revenue growth.

General and Administrative

General and administrative expenses increased 8% in the nine months ended September 30, 2004 to $4.9 million from $4.5 million in the nine months ended September 30, 2003. As a percentage of total revenues, general and administrative expenses decreased to 10% in the nine months ended September 30, 2004 from 11% in the nine months ended September 30, 2003. The increase in general and administrative expenses in absolute terms includes the acquisition of Context which resulted in increases in headcount and related labor costs in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease in general and administrative expenses as a percentage of total revenues was due to the increase in absolute terms being more than offset by the increase in total revenues in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Merger Costs

Merger costs relate to the merger of ActionPoint, Inc. and Old Captiva. In the nine months ended September 30, 2004 and September 30, 2003, we recorded sublease receipts in excess of estimated receipts of $181,000 and $54,000, respectively, related to an excess lease obligation recorded upon the merger.

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

Provision for Income Taxes

In the nine months ended September 30, 2004, we recorded a tax provision of $1.2 million, which represented an effective tax rate of 39%. In the nine months ended September 30, 2003, we recorded a tax provision of $0.7 million, which represented an effective tax rate of 40%.

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents of $23.0 million, compared to $16.0 million at December 31, 2003. In the nine months ended September 30, 2004 we completed the acquisition of all of the issued and outstanding capital of Context for $5.5 million in cash derived from our existing cash and cash equivalents. The $5.5 million included $0.1 million of direct costs of the Context acquisition.

Net cash provided by operating activities was $8.8 million in the nine months ended September 30, 2004 and $3.3 million in the nine months ended September 30, 2003. The net cash provided by operating activities in the nine months ended September 30, 2004 was attributable to net income of $1.9 million, depreciation and amortization of $2.4 million, a decrease in accounts receivable of $3.8 million and a write-off of in-process research and development of $0.1 million, offset by a net decrease in other operating assets and liabilities of $0.7 million and an increase in deferred income taxes of $1.9 million. In addition, the tax benefit of $3.2 million related to stock option deductions had a positive effect on our net cash provided by operating activities and could continue to have a positive effect if stock options continue to be exercised.

Net cash used in investing activities was $6.1 million in the nine months ended September 30, 2004 and $0.3 million in the nine months ended September 30, 2003. The increase in net cash used in investing activities in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily attributable to the $5.5 million used in the acquisition of Context.

Net cash provided by financing activities was $4.4 million in the nine months ended September 30, 2004 compared to net cash provided by financing activities of $1.8 million in the nine months ended September 30, 2003. The increase in net cash provided by financing activities in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was attributable to the $1.4 million increase in proceeds from the exercise of common stock options and the sale of common stock under our employee stock purchase plan period over period and no payments on our line of credit which had no outstanding principal balance in the nine months ended September 30, 2004, compared to $1.1 million of payments on our line of credit in the nine months ended September 30, 2003. In the future, we expect to generate further net cash from financing activities from the sale of common stock under our employee stock purchase plan and the exercise of stock options.

We have a bank line of credit that will expire in August 2005. On September 30, 2004, there was no outstanding principal balance under the line of credit. Borrowings under the line of credit are limited to the lesser of $3.0 million or 80% of eligible accounts receivable. Any outstanding balances under the line of credit would bear interest at the bank’s prime rate plus 0.5%. The line of credit is secured by all assets of the Company. The line of credit restricts us from paying dividends on our common stock. The line of credit also includes various financial covenants related to our operating results. As of September 30, 2004, we were in compliance with all loan covenants.

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

Our quarterly revenues, expenses and operating results have varied significantly in the past, and our quarterly revenues, expenses and operating results may fluctuate significantly from period to period in the future due to a variety of factors, including:

•	fluctuations in the size and timing of significant orders;

•	possible delays in recognizing software licensing revenues;

•	the fact that a large portion of our orders are generally booked late in each quarter, increasing the risk that orders anticipated to close in the quarter might not close;

•	uncertainty in the budgeting cycles of customers;

•	the timing of introduction of new or enhanced products; and

•	general economic and political conditions.

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

We have only recently become profitable, with net income of $1.9 million for the nine months ended September 30, 2004 and $2.6 million for the year ended December 31, 2003. We incurred a net loss of $0.5 million in 2002 and $1.9 million in 2001. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, which would likely cause our stock price to decline.

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

We currently have international operations, including offices in the United Kingdom, Germany and Australia. For the nine months ended September 30, 2004 and 2003, international sales, excluding Canada, represented approximately 22% and 21% of our revenues, respectively. We anticipate that international sales will increase as a percentage of our revenues and that, for the foreseeable future, a significant portion of our revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. We could enter additional international markets, which would require significant management time and financial resources and which, in turn, could adversely affect our operating margins and earnings. To expand international sales, we may establish additional international operations, expand international sales channel management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our international sales growth, if any, will be limited, and our business, operating results and financial condition may be harmed. Even if we are able to expand international operations successfully, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

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

Our strategy for future growth depends in part on our ability to increase sales through our indirect sales channels. We have a limited number of distribution relationships for our products with distributors, systems integrators and other resellers, and we may not be able to maintain our existing relationships or form new or successful relationships. Competitors may have existing relationships with various distributors, systems integrators and other resellers that could make it difficult for us to form new relationships in some cases. If our indirect sales channels do not continue to grow, our ability to generate revenues may be harmed.

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

Many of our customers enter into professional services and maintenance agreements, which together comprise a significant portion of our revenues. Service revenues represented 44% and 40% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. The level of service revenues in the future will depend largely upon growing our professional services group and ongoing renewals of customer maintenance contracts by our growing installed customer base. Our professional services revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer maintenance contracts might be reduced in size or scope or might not be renewed in the future.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the Nasdaq National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonable necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements. Although we believe our existing disclosure controls and procedures are effective, there is no assurance that we will meet the certification requirements at the end of any reporting period, which could result in inclusion of a negative attestation report of our auditors in our subsequent annual or quarterly report and cause a decline in our stock price.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting market risk, default risk and reinvestment risk. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. We mitigate default risk for our investments by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. Our investment portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of September 30, 2004, we had approximately $23.0 million in cash and cash equivalents.

We have significant international operations and, as a result, are subject to various risks, including foreign currency risks. We have not entered into foreign currency contracts for purposes of hedging or speculation. To date, we have not realized any significant gain or loss from transactions denominated in foreign currencies. For the nine months ended September 30, 2004, approximately 22% of our sales and approximately 17% of our operating expenses were denominated in currencies other than our functional currency, the United States dollar. These foreign currencies were primarily British pounds, Euros and Australian dollars. Additionally, substantially all of the receivables and payables of our international subsidiaries are denominated in their respective local currencies.

Item 4 - Controls and Procedures

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

Changes in Controls and Procedures

There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

Exhibit Number	Description
10.1	First Lease Amendment between Duke Realty Limited Partnership and the registrant for property at 601 Oakmont Lane, Westmont, Illinois.
10.2	Fifth Amendment to Amended and Restated Loan and Security Agreement between Comerica Bank and the registrant.
31.1	Certification by Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b), as amended, and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTIVA SOFTWARE CORPORATION

/s/ REYNOLDS C. BISH
Date: November 9, 2004	Reynolds C. Bish Chief Executive Officer

/s/ RICK E. RUSSO
Rick E. Russo Chief Financial Officer