Form 10-K
period 2004-12-31
CAPTIVA SOFTWARE CORP
filed 2005-03-16
CIK 909276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2004

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes     X     No

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2004, was approximately $93.7 million (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of February 28, 2005 was 12,382,694.

CAPTIVA SOFTWARE CORPORATION

FORM 10-K

For the Year Ended December 31, 2004

PART I

Item 1.	Business

Forward Looking Statements

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, certain statements in our future filings with the Securities and Exchange Commission (SEC), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers and the development of new products. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions generally identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in the section entitled “Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K.

Overview

Captiva Software Corporation (together with its consolidated subsidiaries, the Company, which may also be referred to in this report as we, us, our, and Captiva) is a leading provider of input management solutions designed to manage business-critical information from paper, faxed and electronic forms, documents and transactions into the enterprise. Our solutions automate the processing of billions of forms, documents and transactions annually, converting their content into information that is usable in database, document, content and other information management systems. We believe that our products and services enable organizations to reduce operating costs, obtain higher information accuracy rates and speed processing times.

Our solutions offer organizations a cost-effective, accurate and automated alternative to both manual data entry and electronic data interchange ( EDI). These traditional approaches are typically labor intensive, time consuming and costly methods of managing the input of information into the enterprise. Organizations can utilize our solutions to capture information digitally, extract the meaningful content or data, and apply business rules that ensure the data’s accuracy. Our solutions serve thousands of users in insurance, financial services, banking, government, business-process outsourcing (BPO), technology and other markets. Enterprises that have purchased our products and services include GEICO, American Express, Citicorp, the U.S. Patent and Trademark Office, the FBI Records Management Division, the Internal Revenue Service, EDS, IBM and Home Depot.

We are a Delaware corporation, formed by the merger of ActionPoint, Inc., a Delaware corporation (ActionPoint), with Captiva Software Corporation, a California corporation (Old Captiva), in the third quarter of 2002 (the Merger), pursuant to which ActionPoint acquired all of the capital stock of Old Captiva. In connection with the Merger, Old Captiva became a wholly-owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation.

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

More information about us can be found on our principal web site, www.captivasoftware.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, as well as amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we electronically file them with the SEC. Information on our web site and other information that can be accessed through our web site are not part of this report.

You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy statements and other information we file. The address of the SEC website is http://www.sec.gov.

Industry Background

The Input Management Problem

Enormous quantities of printed and electronic information flow into businesses, government agencies and other organizations on a daily basis. Most of this information comes from customers, suppliers, employees and other third parties conducting transactions or corresponding with the organization through the use of paper and electronic forms and documents such as letters, resumes, new account enrollments, credit applications, tax returns, invoices, legal briefs and regulatory filings.

Pertinent information from these forms and documents must be captured, classified, extracted, validated, perfected, formatted and exported to an organization’s information management systems as cost effectively, accurately and quickly as possible. Processing delays, incorrect or invalid data and inefficient methods can adversely impact an organization’s revenues, operating expenses and interactions with customers, suppliers and employees. According to Strategy Partners, a consultancy firm specializing in enterprise content management (ECM), the input management software market is expected to exceed $974 million in 2005.

Current Approaches are Inadequate

Traditional methods for capturing data from paper forms and documents rely principally on manual data entry. According to Harvey Spencer Associates, a consultancy firm specializing in ECM, organizations in the United States spend $15 billion a year manually keying data from forms alone. Organizations generally perform this work internally or outsource it to BPO firms, but both approaches have inherent problems. Organizations performing this work internally usually distribute it on a departmental basis, where highly paid knowledge workers manually key data directly into information management systems with minimal data validation and low productivity rates. The accuracy of the information and processing times usually suffer, and costs incurred from both erroneous data and poorly utilized human resources are high.

Gartner Group (Gartner), an independent information technology research firm, estimates that the amount of time wasted on document management tasks is significant and increasing. In 1997, Gartner estimated that knowledge workers spent about eight hours per week or 20% of their time on document management tasks. In 2003, Gartner increased this estimate to between 12 and 16 hours per week or 30% and 40% of their time. Additional data gathered by Gartner indicated that: i) the average document is copied, either physically or electronically, nine to 11 times at a total cost of about $18 per copy; ii) the cost to file each document is about $20; and iii) the cost to find a misfiled document is about $120.

BPO firms that specialize in performing this type of work typically achieve higher productivity rates at a lower cost. However, unpredictable data accuracy and turnaround times as well as an overall loss of control impede adoption, particularly for confidential or time sensitive forms and documents and for government agencies sensitive to the increased outsourcing of jobs to offshore firms.

Alternative approaches to manually capturing data include the use of EDI, electronic forms and documents and, more recently, Internet applications. Each of these approaches also has inherent problems and limitations. EDI is difficult to implement and has been adopted in only a few vertical markets, such as medical claims processing. We believe a substantial percentage of all medical claims continue to be submitted on paper forms. The growth in the use of electronic forms and documents and Internet-based transactions is limited by user concerns about the security of transactions, the absence of a standard data exchange format and the limited acceptance of legally binding, digital signatures.

These alternative input management methods frequently have minimal data validation capabilities, are incapable of capturing data from paper forms and documents, and require substantial custom application development and maintenance. Gartner estimates that for every dollar spent on Internet applications organizations should expect to spend from $5 to $20 on services, principally for the integration of Internet applications with existing information management systems.

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

Our Solutions

Our products and services, which we refer to collectively as our “solutions,” allow our customers to realize the following benefits:

An Input Management Process that is Cost-Effective, Accurate and Timely

By automating previously manual processes, our solutions enable our customers to capture information from multiple sources in a more cost-effective, accurate and timely manner than otherwise possible. We believe our customers achieve lower operating costs, higher information accuracy rates and faster processing times. These benefits can increase our customers’ revenues, reduce their expenses, accelerate their business processes and help improve their relationships with customers, suppliers and employees.

Rapid Implementation Timeframes

Our products utilize graphically oriented, easy to use development modules that enable rapid application development, testing and deployment. We also offer professional services to assist customers with these tasks or to perform them entirely on their behalf. Our solutions allow our customers to reduce implementation costs and shorten implementation timeframes.

A Highly Flexible, Open and Scalable System

Our products provide a modular platform using an open architecture that is scalable from a single personal computer to large, multi-user networks processing from several hundred to hundreds of thousands of forms and documents per day. This allows our customers to configure systems and supplement our solutions with third-party software and hardware in order to meet unique requirements and expand systems easily should the need arise.

Ease in Extracting and Exporting Information

Our solutions are able to extract and improve the accuracy of information and export information in multiple formats to almost any information management system. These capabilities allow our customers to deploy and benefit from a single, fully integrated input management platform.

The Application of Uniform Business Rules to All Sources of Information

Our solutions are able to consistently apply a configurable set of business rules to all forms and documents entering the organization throughout the input management process, regardless of their origin or format. This allows organizations to invest in developing, testing and deploying a single set of these rules, and allows the forms and documents to be automatically verified and properly routed.

Growth Strategy

Our objective is to extend our position as a leading provider of input management solutions. Key elements of this strategy include:

Leveraging Our Existing Customer Base

We believe significant opportunities exist to expand the use of our solutions in our existing customer base. Our customers generally start by deploying our solutions on a line of business basis or for limited form or document types. Satisfaction with these initial deployments can lead to a broader or enterprise-wide adoption of our solutions.

Broadening Our Sales Channels and Expanding Our Markets

In 2004, we derived 39% of our revenues from resellers, systems integrators and distributors. We believe there are significant opportunities to increase sales of our solutions through these channels. We also believe there are significant opportunities to add new cooperative marketing partners and leverage our existing partners, who typically develop and market complementary products but do not actually resell our products.

We have historically focused our sales and marketing efforts on large organizations, which typically require the ability to process large volumes of forms and documents through scalable input management solutions. Our solutions are, however, flexible enough to serve the full spectrum of market needs, and we intend to continue expanding in lower volume segments by repackaging and repricing our solutions for these segments. For example, in 2003, we released InputAccel Express to specifically address the lower volume market, and have since entered into distribution agreements for this product with several leading ECM product distributors in Western Europe and Southeast Asia in 2003 and in Latin America in 2004.

Expanding Our International Presence

We derived 20%, 21% and 25% of our revenues from outside the United States in 2004, 2003 and 2002, respectively. We believe there are significant opportunities to increase sales of our solutions in international markets. We believe the size and presence of our subsidiaries in the United Kingdom, Germany and Australia will improve our competitiveness in those countries. Additionally, in 2003 we initiated efforts to add resellers and system integrators in most Spanish and Portuguese speaking countries and in 2004 we initiated similar efforts in the Pacific Rim region. We expect to expand our presence in additional international markets and to continue to address local language requirements by localizing our products.

Broadening Our Product Offerings

We intend to continue to develop and introduce new solutions utilizing our proven technologies to enter new markets. Moreover, because we believe that many end-user customers prefer to procure complete sets of software, hardware and integration services from a single source, instead of purchasing these components separately from multiple vendors, we believe that we can improve our market position and increase the average selling price of our products by broadening our product offerings to include a variety of software, services and hardware, such as digital scanners and other third-party products, as part of the solutions we provide.

Pursuing Strategic Acquisitions

We believe that strategic acquisitions may allow us to expand our technology offerings, augment our distribution channels, expand our market opportunities or broaden our customer base. We have achieved these objectives through past acquisitions, and may in the future evaluate and pursue similar opportunities.

Our Products and Services

Our products and services enable enterprises to manage business critical information from paper, faxed and electronic forms, documents and transactions. Our solutions automate the processing of billions of forms, documents and transactions annually by converting their contents into information that is usable in database, document, content, and other information management systems.

Software

Our customers are usually required to capture large amounts of information within short timeframes in order to meet inflexible deadlines on a regular basis. We have optimized our software products to provide this level of system performance and availability. Our software products are generally licensed on either a per server, per user or per concurrent user basis, with the server-based processes typically being configured to support only a specified form or document throughput rate. In 2004, 2003 and 2002, software revenues represented 50%, 47% and 57% of our total revenues, respectively.

FormWare

FormWare is comprised of a set of modules that work in conjunction with one another to capture data from paper, faxed and scanned forms and documents, Internet forms and electronic data in an EDI or XML format. It is a forms processing platform that is optimized to extract data from structured forms containing fields of data, such as medical claims, new account enrollments, credit applications, tax returns, orders and similar forms. FormWare includes modules for:

•	scanning paper forms and documents to create digitized images;
•	performing image quality assurance functions;
•	optimizing images for the application of recognition technologies and viewing purposes;
•	automatically identifying form and document types;
•	applying optical character recognition, intelligent character recognition, barcode, marksense and other recognition technologies to extract data;
•	manually correcting, in a highly productive manner from images, individual characters or entire fields output by recognition technologies that are considered to be erroneous or suspicious;
•	manually keying, in a highly productive manner from images, data in order to extract data from fields that can’t be processed using recognition technologies;
•	applying “check box” or standard, as well as custom business rules, to ensure the accuracy and validity of data;
•	formatting and exporting data and images to most of the leading information management systems currently sold on the market;
•	an integrated development environment for setting up applications and writing custom business rules using Microsoft’s Visual Basic for Applications (VBA);
•	an event and data driven workflow for routing and tracking all data and images; and
•	system administration.

ClaimPack

Built on FormWare, ClaimPack is an automated medical claims processing solution for the healthcare industry that is able to capture critical information from paper-based claim forms (including HCFA and UB92 forms). It speeds deployment times by providing a standard packaged application while maintaining the ability to configure applications through the use of FormWare’s integrated development environment and VBA.

InputAccel

InputAccel is comprised of a set of modules that work in conjunction with one another to capture content from paper, faxed and scanned forms and documents and electronic data sources. It is a document capture platform optimized to extract content from unstructured documents, such as correspondence, resumes, regulatory filings, litigation materials, drug test reports and similar documents. It includes modules for:

•	scanning paper forms and documents to create digitized images;
•	allowing remote users to submit scanned images, digital photographs and electronic files via public networks such as the Internet or private networks;
•	performing image quality assurance functions;
•	optimizing images for the application of recognition technologies and viewing purposes;
•	automatically identifying form and document types;
•	manually keying a limited number of index fields to be used as “meta data” for retrieval purposes;
•	applying optical character recognition and barcode recognition technologies to extract index fields or full text indexes;
•	manually correcting individual characters or entire fields output by recognition technologies that are considered to be erroneous or suspicious;
•	applying “check box” or standard as well as custom business rules to validate the accuracy of index fields;
•	formatting the index data and exporting it and images to most of the leading information management systems currently sold on the market;
•	a development environment for setting up applications and writing custom business rules using Visual Basic Scripting;
•	an event and data driven workflow for routing and tracking all data and images; and
•	system administration.

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

InputAccel for Invoices

Built on InputAccel, InputAccel for Invoices is a solution for automating accounts payable departments that is designed to capture critical information from invoices. Like ClaimPack, it speeds deployment times by providing a standard packaged application, but can be configured through the use of InputAccel’s development environment and Visual Basic Scripting.

Digital Mailroom

Also built on InputAccel, the Digital Mailroom is a solution for the automated classification and routing of digitized images of inbound mail and electronic communications. It provides a single point of entry and centralized processing that is able to automatically recognize and route forms and documents to the appropriate department or person for processing, while providing full auditing and tracking capabilities.

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

Context Products

We acquired the Context product line in connection with our February 2004 acquisition of Context. Context products are sold to providers and payers in the health insurance market and include:

•	CodeLink, claims coding software that assists providers in the preparation of medical claims and helps ensure their accuracy prior to submission;
•	Claims Editor, claims editing software that allows providers to review and optimize medical claims to be submitted in an EDI format prior to submission;
•	FirstPass, claims editing software that allows payers to preview and accept or reject medical claims submitted in an EDI format; and
•	approximately 75 knowledge database products that contain clinical content and information.

Architecture

Our software products consist of sophisticated 32-bit applications for use on standalone personal computers and client-server platforms using Microsoft Windows software at the desktop and Microsoft Server software on file servers. Many of our software products include modules that function as servers, which means that their resources can be shared by multiple users and that additional modules can be added as required to address more complex processing or greater throughput requirements. All of our software products use Microsoft SQL Server or a highly optimized proprietary file system.

Most of our software products use complex queuing algorithms to ensure subsecond response times and minimize the number of system calls required to complete various tasks. All of our software products are available in English; some of our products are available in German, Spanish, Portuguese and Japanese. We expect to provide additional non-English versions of our product in order to increase our international presence and revenues.

AdvantEDGE Services

Through our AdvantEDGE services program, our professional and technical services staff offers a broad range of services, which we believe allows us to better address the implementation and support needs of our customers, resellers and system integrators, and achieve a greater level of customer satisfaction. During each of 2004, 2003 and 2002, services revenues accounted for 40% of our total revenues.

Our professional services staff provides project management, functional and detailed specification preparation, application development, form redesign, system configuration, testing, installation and application specific training services to our customers. While our resellers and system integrators can and do provide these services to their customers, they frequently ask us to provide these services to their customers on a subcontract basis. We generally charge our clients for professional services on either a fixed fee or time and materials cost basis.

Our technical services staff provides maintenance for the resolution of technical inquiries by telephone, e-mail and over the Internet. Our staff also offers a set of regularly scheduled training classes held at our offices and customer sites. We offer several levels of maintenance, the most comprehensive of which provides coverage to our customers 24 hours a day, seven days a week. We generally charge for maintenance as a percentage of the related software license fee, and classroom training on a per attendee basis.

Hardware and Other Products

As part of our solutions, we offer digital scanners and other third-party products. During 2004, 2003 and 2002, these products accounted for 10%, 13% and 3% of our total revenues respectively. Substantially all of our hardware and third-party product revenues are generated by our sales of sophisticated, production-level digital scanners manufactured by Kodak and IBML. Based on our current relationships with these vendors as well as their strength in this industry, we believe that we will be able to continue sourcing products from these vendors in the future.

Our Customers

We have licensed our software to over 5,000 customers. Our solutions are designed to address input management needs in a broad range of industries, including insurance, financial services, banking, technology, government, BPO and other markets. The following is a partial list of clients that have licensed our solutions and is representative of our overall customer base:

Insurance	Government

Allianz

Blue Cross Blue Shield of North Carolina

Blue Cross Blue Shield of Oklahoma

California State Compensation Fund

Cigna

Empire Blue Cross Blue Shield

First Health

Fortis Health

GEICO

Highmark Blue Cross Blue Shield

Intracorp

Metropolitan Life

Marsh

Medical Mutual of Ohio

Premera

Prudential

Wisconsin Physicians Services

Department of Homeland Security

FBI

Internal Revenue Service

State of Florida, Departments of Revenue and Labor

State of Indiana, Departments of Revenue and Transportation

State of Kansas, Department of Revenue

State of Michigan, Department of Community Health

State of Minnesota, Department of Revenue

State of New Jersey, Department of Revenue

State of Pennsylvania, Department of Revenue and Office of the Attorney General

Texas Workforce Commission

U.S. Office of the Secretary of Defense

U.S. Bureau of the Census

U.S. Department of Justice

U.S. Department of Labor

U.S. Patent and Trademark Office

U.S. Office of Personnel Management

Financial Services	BPO

ABN Amro Altria American Express Captial Partners Discover Financial Services Fidelity Investments GMAC Financial Services Putnam Investments Siemens Business Services Vanguard Group	Cendris Diversified Information Technologies Electronic Data Systems Imaging Acceptance Corporation Sensis Corporation SOURCECORP

Banking	Other

Bank of America Bank of New York Bank One Chase Manhattan Citicorp Deutsche Postbank HSBC National City Corporation US Bank Wachovia Bank	Amgen Cleary Gottlieb Express Scripts Home Depot JD Power and Associates Johnson & Johnson Jostens Kable News Pfizer Tyson Foods

Technology

Bell & Howell Canon Kofax (a Dicom Group company) FileNet Fujitsu HP Hummingbird IBM Kodak Readsoft Ricoh Verity

No single customer accounted for 10% or more of our total revenues in 2002, 2003 or 2004.

Sales and Marketing

We reach our customers through our direct sales force, our cooperative marketing partners and a network of resellers, system integrators and distributors, collectively “channels.” Our cooperative marketing partners, with whom we jointly sell products directly to end-user customers, typically develop and market complementary products. We have established relationships with resellers, system integrators and distributors that deliver our solutions to multiple markets. We believe our ability to work with and through these diverse and sometimes competing channels represents a significant competitive advantage. These channels currently offer our solutions in the United States, Western Europe, the Pacific Rim and Spanish and Portuguese speaking countries. During 2004, 2003 and 2002, 39%, 36% and 29%, respectively, of our total revenues were derived from sales to resellers, system integrators and distributors. No single reseller, system integrator or distributor contributed to 10% or more of our total revenues during any of these periods.

Our resellers, system integrators and distributors include American Management Systems, Cranel Imaging, Crowe Chizek, Documentum (an EMC company), DST Technologies, EDS, Headway Technology Group (an Acal company), IBM, IKON, ImageScan, Ingram Micro, Integrated Document Technologies, Nissho Electronics Corporation, Open Text and Unisys. Our cooperative marketing partners include Eastman Kodak, FileNet, Fujitsu, Hyland Software, IBML, Information Management Resources, Oracle and SAP.

Our marketing strategy uses a variety of programs to build awareness of input management problems, our solutions and our brand name. We use a broad mix of programs to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements and Internet-based marketing. To support our sales efforts, our marketing staff also produces collateral materials such as brochures, data sheets, white papers and provides presentations and demonstrations.

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

We have assembled a team of skilled software development, quality assurance and documentation engineers with substantial industry experience and believe they represent a significant competitive advantage. This team includes many individuals who have previously worked together in other organizations where they developed alternative input management products. In the second quarter of 2004, we established a research and development subsidiary in Russia to supplement our product development efforts.

Our research and development expenditures totaled $9.7 million, $9.0 million and $5.9 million in 2004, 2003 and 2002, respectively.

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

Our customers’ use of our software products is governed by shrink-wrap or executed license agreements. We also enter into written agreements with each of our resellers, system integrators and distributors governing the licensing of our software products. In addition, we seek to avoid disclosure of our proprietary technology and information by requiring each of our employees and others with access to our intellectual property to execute confidentiality and/or non-disclosure agreements with us. We protect our software products, documentation and other written materials under trade secret and copyright laws. All of these measures afford only limited protection. Despite our precautions, it may be possible for competitors or users to copy or reproduce aspects of our software or to obtain information that we regard as trade secrets. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

Competition

The market for our products is highly competitive, evolving and subject to rapid technological change. We believe the principal competitive factors in the input management market are:

•	solution performance, features, functionality and reliability;
•	ability to provide professional services and other components required to form a more complete solution;
•	price and performance characteristics;
•	timeliness of new software product introductions and quality of the same;
•	size of a vendor’s existing customer base;
•	access to prospective customers;
•	brand name;
•	financial stability of the vendor; and
•	adoption of emerging standards.

We believe we compare favorably with our competitors with respect to the above factors.

We believe that our principal competitors are:

•	companies addressing segments of the input management market, including Adobe, Anydoc, Verity, OCE ODT, Dakota Imaging, FileNET, Kofax (a Dicom Group company), IRIS, ReadSoft, Recognition Research, Scan-Optics and others;
•	EDI and e-commerce software vendors;
•	BPO firms; and
•	in-house development efforts by our customers, prospective customers, resellers and system integrators.

Personnel

As of December 31, 2004, we had 316 employees worldwide, including 112 in sales and marketing, 70 in professional and technical services, 94 in research and development and 40 employees in finance and administration. Our employees are not represented by a labor union or subject to a collective bargaining agreement, and we believe that our employee relations are generally good.

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

We believe that comparisons of quarterly operating results will not necessarily be meaningful and should not be relied upon as the sole measure of our performance. In addition, we may from time to time provide estimates of our future performance. For example, we typically estimate that the first quarter of each year is our weakest quarter and the fourth quarter of each year is our strongest quarter. Estimates are inherently uncertain, and actual results are likely to deviate, perhaps substantially, from our estimates as a result of the many risks and uncertainties in our business, including, but not limited to, those set forth in these risk factors. We do not undertake any duty to update estimates if given. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, the trading price of our stock is likely to decline significantly.

If we fail to reduce expenses rapidly in the event our revenues unexpectedly decline, our results may be harmed.

We typically operate with little or no software order backlog because our software products are shipped shortly after orders are received. This fact makes software revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. In addition, a large portion of our orders tends to be booked late in each quarter and we obtain a significant portion of our revenues from indirect sales channels over which we have little control. The combination of these factors makes our revenues difficult to predict from period to period. Expense levels are based, to a significant extent, on expectations of future revenues and are relatively fixed in the short term. If revenue levels are below expectations, our operating results could be harmed.

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

A significant aspect of our ability to attract and retain highly qualified employees is the equity compensation that we offer, typically in the form of stock options. In December 2004, the Financial Accounting Standards Board issued Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (for further discussion regarding this pronouncement, refer to Recent Accounting Pronouncements in Item 7 of this Report). As a result, beginning on July 1, 2005, we will be required to include in our statements of operations compensation expense relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel.

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

We have a long sales cycle, and our products and services require a sophisticated sales effort, so we cannot predict when expected sales will occur and we may experience unexpected delays in sales despite expending significant sales resources.

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

In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. These cooperative relationships may limit our ability to sell our products. Accordingly, new competitors or competitive cooperative relationships may emerge and rapidly gain significant market share. Contributing to these challenges, our industry is subject to consolidation, which could subject us to competition with larger companies offering integrated solutions and a greater breadth of products. Potential competitors may bundle their products or incorporate additional components into existing products in a manner that discourages users from purchasing our products.

Increased competition as a result of any combination of the above factors is likely to result in price reductions, fewer customer orders, reduced margins and/or loss of market share, any of which could harm our revenues, business and operating results.

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

We currently depend on repeat business for a substantial portion of our revenues and our business and operating results may be harmed if we fail to increase our customer base in the future.

Currently, a significant portion of our revenues is generated from existing customers. Many of our customers initially make a limited purchase of our products and services on a line of business basis or for limited form or document types. These customers may not choose to purchase additional licenses to expand their use of our products. If this occurs, or if existing customers fail to renew services or maintenance contracts, then our revenues from new customers may not be sufficient to offset this and enable us to sustain our current revenue levels.

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

We expect to release a number of new products and enhancements to existing products in the future and anticipate that a portion of our product revenue growth will come from these new releases. If we experience material delays in introducing new products or product enhancements, our customers may forego the use of our products and use those of our competitors. The market for input management is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in our software, new products and product enhancements can require long development and testing periods. Significant delays in the general availability of these new releases or significant problems in the installation or implementation of these new releases could harm our operating results and financial condition. We have experienced delays in the past in the release of new products and product enhancements. We may fail to develop and market on a timely and cost-effective basis new products or product enhancements that respond to technological change, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of our products or reduce the likelihood that our new products and product enhancements will achieve market acceptance. Any such failures or difficulties would harm our business and operating results.

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

We have been profitable in 2004 and 2003, achieving net income of $4.1 million and $2.6 million, respectively. We have incurred net losses as recently as 2002, when we incurred a net loss of $0.5 million, as well as in prior periods. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, which would likely cause our stock price to decline.

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

Software defects could damage our reputation, causing a loss of customers and resulting in significant costs.

Our software products are complex and may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered software errors in certain products after they were released to the market. In addition, our products are combined with complex products developed by other vendors. As a result, should problems occur, it may be difficult to identify the source or sources of the problems. Defects and errors or the perception of defects and errors, found in current versions, new versions or enhancements of these products after commencement of commercial shipments may result in:

•	loss of customers;
•	warranty claims;
•	damage to brand reputation;
•	delay in market acceptance of current and future products; and
•	diversion of development and engineering resources.

The occurrence of any one or more of these factors could harm our operating results and financial condition.

If we cannot manage and expand our international operations or respond to changing regulatory conditions in international markets, our revenues may not increase and our business and results of operations could be harmed.

We currently have international operations, including offices in the United Kingdom, Germany, Australia and Russia. During 2004, 2003 and 2002, international sales represented 20%, 21% and 25% of our revenues, respectively. We anticipate that international sales will increase as a percentage of our revenues and that, for the foreseeable future, a significant portion of our revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. We could enter additional international markets, which would require significant management time and financial resources and which, in turn, could adversely affect our operating margins and earnings. To expand international sales, we may establish additional international operations, expand international sales channels, management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our international sales growth, if any, will be limited, and our business, operating results and financial condition may be harmed. Even if we are able to expand international operations successfully, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

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

We have begun performing significant research and development outside of the United States, where intellectual property protection is less stringent than in the United States. In addition, our competitors might independently develop similar technology, duplicate our products or circumvent any patents or other intellectual property rights that we may have. Due to rapid technological change in our market, we believe the various legal protections available for our intellectual property are of limited value. Instead, we seek to establish and maintain a technology leadership position by leveraging the technological and creative skills of our personnel to create new products and enhancements to existing products.

We depend upon software that we license from and products provided by third parties, the loss of which could increase our expenses or even harm our ability to deliver our products to customers.

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

In addition, we derive a significant portion of our revenues from reselling third-party products, primarily digital scanners. These third-party products may not continue to meet industry standards or be available to us on commercially reasonable terms if at all, in which case our operating results and financial condition would be harmed. In addition, we have little control over the quality of these third-party products other than our decisions as to which products to resell.

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

If we are unable to economically achieve and maintain a leading position in input management software or to promote and maintain our brands; our business, results of operations and financial condition could suffer. In order to attract and retain customers and to promote and maintain our brands, we may be required to increase our marketing and advertising budget or increase our other sales expenses. There can be no assurance that our efforts will be sufficient or that we will be successful in attracting and retaining customers or promoting our brands.

Most of our revenues are currently derived from sales of and services associated with four software product lines. If demand for these product lines declines or fails to grow as expected, our revenues will be harmed.

We derive substantially all of our revenues from our FormWare, InputAccel, Pixel and Context product lines. Our future operating results will depend heavily upon continued and widespread market acceptance for these product lines and enhancements to these products. A decline in the demand for any of these product lines as a result of competition, technological change or other factors may cause our revenues to decrease.

We may not be successful in our efforts to integrate acquisitions.

Our failure to manage risks associated with acquisitions could harm our business. A component of our business strategy is to enter new markets and to expand our presence in existing markets by acquiring complementary technologies that allow us to increase our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base. For example, we acquired Context in February 2004. Acquisitions involve a number of risks, including:

•	diversion of management’s attention;
•	difficulty in integrating and absorbing the acquired business and its employees, corporate culture, managerial systems and processes, technology, products and services;
•	failure to retain key personnel and employee turnover;
•	challenges in retaining customers of the acquired business, and customer dissatisfaction or performance problems with the acquired firm;
•	assumption of unknown liabilities;
•	dilutive issuances of securities or use of debt or limited cash;
•	incremental amortization expenses related to acquired intangible assets, as well as potential future impairment charges to goodwill or intangible assets; and
•	other unanticipated events or circumstances.

In the past, we have depended heavily on service revenues to increase overall revenues, and we may not be able to sustain the existing levels of profitability of this part of our business.

Many of our customers enter into professional services and maintenance agreements, which together comprise a significant portion of our revenues. Service revenues represented 40% of our total revenues in each of 2004 and 2003. The level of service revenues in the future will depend largely upon growing our professional services group and ongoing renewals of customer maintenance contracts by our installed customer base. Our professional services revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer maintenance contracts might be reduced in size or scope or might not be renewed in the future.

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

As a result of the Merger and our acquisition of Context, we have recorded substantial goodwill and intangible assets. Amortization of purchased intangibles totaled $2.6 million during 2004, and is expected to approximate $1.9 million, $0.8 million, $0.3 million and $0.2 million in 2005, 2006, 2007 and 2008, respectively, excluding any incremental expense that could result if we consummate future acquisitions. These non-cash charges will negatively affect earnings during these amortization periods, which could have a negative effect on our stock price. Additionally, we are required to test our goodwill for impairment at least annually, and more often if impairment indicators arise, and to review our intangible assets for impairment if indicators of impairment are present. In the event that we determine that our goodwill or intangible assets have become impaired, we would be required to recognize a non-cash charge that would negatively impact earnings in the impairment period, which could also have a negative effect on our stock price.

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

The terms of our stockholder rights plan are set forth in the rights agreement entered into by us and the rights agent. The rights granted pursuant to the rights agreement may cause substantial dilution to any party that attempts to acquire us or our stock on terms that our board of directors determines are not in the best interests of our stockholders and therefore may have anti-takeover effects. Certain provisions of Delaware law also may discourage, delay or prevent a party from acquiring or merging with us, which may cause the market price of our common stock to decline.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters and public disclosure.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), rules adopted or proposed by the SEC and by the Nasdaq National Market, and new accounting pronouncements will have resulted in increased costs to us as we have evaluated the implications of these laws, regulations and standards and responded to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonable necessary resources to comply with evolving and increasingly complex and stringent standards. This investment has resulted in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

If we fail to maintain effective internal control over financial reporting, we may be required to make additional public disclosures related to our internal control deficiencies and our management may not be able to conclude that our internal control over financial reporting is effective in future periods.

Although we believe our existing internal controls over financial reporting are effective, there is no assurance that we will meet the certification requirements at the end of any reporting period, which could result in inclusion of a negative attestation report of our independent registered public accounting firm in our subsequent annual report and cause a decline in our stock price.

Item 2.	Properties

Our principal offices are located in San Diego, California and consist of approximately 25,000 square feet of office space held under a lease that expires in January 2009. We also lease approximately 24,000 square feet of office space in San Jose, California under a lease expiring in February 2010, approximately 11,000 square feet of office space in Westmont, Illinois under a lease expiring in March 2012, approximately 8,200 square feet of office space in Park City, Utah under a lease expiring in November 2005, and 4,600 square feet of office space in Waltham, Massachusetts under a lease expiring in March 2007, all of which house a portion of our professional and technical services and software development employees. We also lease office space for sales and professional and technical services employees in Guildford, United Kingdom, Munich, Germany, and Toorak, Australia, and for a portion of our software development employees in St. Petersburg, Russia. We believe these offices are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

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

	High	Low
Fiscal 2003
First Quarter	$3.25	$1.37
Second Quarter	4.95	2.95
Third Quarter	8.05	4.53
Fourth Quarter	13.64	7.38

Fiscal 2004
First Quarter	$14.40	$11.00
Second Quarter	16.55	9.14
Third Quarter	11.75	7.19
Fourth Quarter	11.74	8.62

There were approximately 169 holders of record of our common stock as of February 28, 2004.

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

Item 6.	Selected Financial Data

We have prepared the below selected historical consolidated financial data from our consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. This selected historical consolidated financial data should be read in conjunction with our historical consolidated financial statements and related notes, as well as the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. Historical results are not necessarily indicative of future results. As a result of the Merger and our acquisition of Context in 2002 and 2004, respectively, the comparability of the data below is impacted. Amounts below are in thousands, except per share data.

	Year Ended December 31,
	2004(2)	2003	2002(1)	2001	2000
Consolidated Statement of Operations Data:
Net revenue	$68,012	$57,145	$35,604	$22,035	$25,042
Gross profit	45,128	36,514	26,116	17,667	19,781
Income (loss) from operations	6,821	3,675	(868)	(2,551)	(8,353)
Net income (loss)	4,141	2,587	(532)	(1,915)	(8,758)
Basic net income (loss) per share	$0.36	$0.27	$(0.09)	$(0.45)	$(2.09)
Diluted net income (loss) per share	$0.31	$0.23	$(0.09)	$(0.45)	$(2.09)
Shares used in basic per share calculations	11,664	9,484	6,242	4,300	4,190
Shares used in diluted per share calculations	13,166	11,234	6,242	4,300	4,190

(1)	Results of operations of Old Captiva are included in our results of operations for 2002 beginning on August 1, 2002, and are excluded for all periods prior to this date. The results for 2002 also include non-recurring Merger-related restructuring costs totaling $2.1 million and a charge related to the write-off of in-process research and development totaling $0.9 million.
(2)	Results of operations of Context are included in our results of operations for 2004 beginning on February 1, 2004, and are excluded for all periods prior to this date.

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Working capital	$21,548	$12,018	$1,213	$8,099	$4,960
Total assets	60,540	43,254	35,136	15,328	17,801
Borrowings under credit agreement	—	—	2,145	—	—
Total stockholders’ equity	37,047	24,386	13,091	8,157	9,922

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our products offer organizations a cost-effective, accurate and automated alternative to both manual data entry and EDI. These traditional approaches are typically labor intensive, time consuming and costly methods of managing the input of information into the enterprise. Organizations can utilize our products to capture information digitally, extract the meaningful content or data, and apply business rules that ensure the data’s accuracy.

Captiva Software Corporation was formed by the Merger, pursuant to which ActionPoint acquired all of the capital stock of Old Captiva, Old Captiva became a wholly-owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation. The results of operations of Old Captiva are included in our 2002 results of operations beginning on August 1, 2002.

On February 1, 2004, we acquired Context. Context’s products provide automated solutions to complex medical claims coding, editing and reimbursement challenges in the healthcare industry and allow us to better serve our claims processing customers and expand our reach in the healthcare insurance market. The results of operations of Context are included in our 2004 results of operations beginning on February 1, 2004.

Our business has historically been subject to some seasonality, principally as it relates to software license revenues. Our first quarters have generally been our weakest in terms of software license sales volume while our fourth quarters have generally been our strongest. We believe that this seasonality is attributable primarily to information technology spending budgets and related purchasing patterns of our customers, and would expect this trend to continue in future periods.

In December 2004, the Financial Accounting Standards Board issued Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which we will be required to adopt on July 1, 2005. As a result of this pronouncement, beginning in our third quarter commencing July 1, 2005, we will be required to include in our statements of operations compensation expense relating to employee stock options and shares of stock issued under our employee stock purchase plan, based on the fair value of such awards. Our adoption of this pronouncement is expected to increase our operating expenses and reduce our operating income and net income significantly, although it will not impact our overall financial position. A reasonable estimate of the impact of adoption of this pronouncement cannot be made at this time because it will depend on the levels of share-based awards granted by us in the future, as well as other factors. Refer to Recent Accounting Pronouncements below for a further discussion regarding this new pronouncement.

Results of Operations

The results of operations of Old Captiva are included in our 2002 results of operations only from August 1, 2002, and the results of operations of Context are included in our 2004 results of operations only from February 1, 2004. The following table sets forth, as a percentage of total revenues, certain statement of operations data for 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Net revenues:
Software	50%	47%	57%
Services	40%	40%	40%
Hardware and other	10%	13%	3%

Total revenues	100%	100%	100%
Cost of revenues:
Software	7%	5%	4%
Services	15%	17%	18%
Hardware and other	8%	10%	2%
Amortization of purchased intangibles	4%	4%	3%

Total cost of revenues	34%	36%	27%

Gross profit	66%	64%	73%

Operating expenses:
Research and development	14%	16%	17%
Sales and marketing	32%	31%	39%
General and administrative	10%	11%	12%
Merger-related restructuring costs	—	—	6%
Write-off of in-process research and development	—	—	2%
Write-off of withdrawn stock offering costs	—	—	—

Income (loss) from operations	10%	6%	(3)%
Other income, net	—	1%	2%

Income (loss) before income taxes	10%	7%	(1)%
Provision for income taxes	4%	2%	1%

Net income (loss)	6%	5%	(2)%

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenues

Our total revenues increased from $57.1 million in 2003 to $68.0 million in 2004, or 19%.

Our software revenues increased from $27.0 million in 2003 to $33.8 million in 2004, or 25%. Software revenues accounted for 50% of total revenues in 2004 and 47% of total revenues in 2003. The increase in software revenues in absolute dollars and as a percentage of total revenues was primarily attributable to our acquisition of Context in February 2004, whose products contributed $4.4 million to 2004 software revenues, along with a net increase in revenues associated with our other products, including our new Digital Mailroom and InputAccel for Invoices product offerings. Additional revenue contributions from our channel partners also contributed to the overall increase in software license revenues. In absolute dollars and as a percentage of total revenues, we expect our software revenues to increase in 2005 from 2004 levels.

Our service revenues increased from $22.7 million in 2003 to $27.5 million in 2004, or 21%. Service revenues accounted for 40% of total revenues in both 2004 and 2003. The increase in service revenues in absolute dollars was attributable primarily to an increase in maintenance revenues, due, in part, to a growing installed base of customers, most of whom purchase and renew ongoing maintenance and support, and to a lesser degree an increase in professional service revenues, primarily due to an increase in product installation and consulting projects. In absolute dollars, we expect service revenues to increase in 2005 from 2004 levels, as we continue to grow our installed base of customers and maintain our maintenance renewal rates, while as a percentage of total revenue we expect service revenues to remain relatively flat as compared to 2004 levels.

Our hardware and other revenues decreased from $7.4 million in 2003 to $6.7 million in 2004, or 9%. Hardware and other revenues accounted for 13% of total revenues in 2003 and 10% of total revenues in 2004. The decrease in hardware and other revenues in absolute dollars and as a percentage of total revenues resulted primarily from a decrease in digital scanner sales. In absolute dollars, we expect hardware and other revenues to remain relatively flat in 2005 as compared to 2004 levels, and to decrease slightly as a percentage of total revenues.

International revenues totaled $13.9 million and $12.0 million in 2004 and 2003, respectively, representing 20% and 21% of total consolidated revenues in each of these years. We expect that the percentage of our revenues derived from international sales may increase in the future as we continue to increase sales efforts through our international channels.

Gross Profit

Gross profit increased from $36.5 million in 2003 to $45.1 million in 2004, or 24%. Gross profit as a percentage of total revenues increased from 64% in 2003 to 66% in 2004. The increase in both absolute dollars and as a percentage of total revenue was attributable primarily to the increase in software revenues, which have higher margins than service and hardware revenues, and to economies of scale gained by leveraging existing professional service and maintenance service infrastructure to support higher services revenues. To a lesser degree, the decrease in hardware and other revenues, which have lower gross margins than software and service revenues, also contributed to the gross profit percentage increase. In absolute dollars, we expect our gross profit to increase in 2005 as compared to 2004, primarily from the expected increase in software revenues.

Research and Development

Research and development expenses increased from $9.0 million in 2003 to $9.7 million in 2004, or 8%. As a percentage of total revenues, research and development expenses decreased from 16% in 2003 to 14% in 2004. The increase in absolute dollars was primarily attributable to increased headcount and related labor costs resulting from our acquisition of Context, and to a lesser degree increased software localization costs. The decrease in research and development expenses as a percentage of total revenues was attributable primarily to a lower research and development cost base associated with the Context product line, as a percentage of Context revenues, and to our utilization of lower cost research and development personnel in Russia beginning in the second quarter of 2004, to supplement our product development efforts. In 2005, we expect research and development expenses to continue to increase in absolute dollars, as we continue to expand our research and development staff to support the development of new products and enhancements to current products.

Sales and Marketing

Sales and marketing expenses increased from $17.8 million in 2003 to $21.5 million in 2004, or 21%. As a percentage of total revenues, sales and marketing expenses increased from 31% in 2003 to 32% in 2004. The increase in absolute dollars was attributable primarily to the expansion of our sales force, which included our addition of Context personnel, and related labor cost increases. The increase in sales and marketing expenses as a percentage of total revenues was attributable primarily to this sales force expansion and related labor cost increases that, on a percentage basis, slightly exceeded our corresponding growth in 2004 revenues. In 2005, we expect sales and marketing expenses to continue to increase in absolute dollars, as we continue to expand our sales force and channel relationships in anticipation of continued revenue growth.

General and Administrative

General and administrative expenses increased from $6.1 million in 2003 to $7.0 million in 2004, or 15%. As a percentage of total revenues, general and administrative expenses decreased from 11% in 2003 to 10% in 2004. The increase in absolute dollars resulted primarily from increased headcount and related labor costs resulting from our acquisition of Context, and to a lesser degree increases in professional service fees, including audit and consulting fees, related to our Sarbanes-Oxley compliance initiatives. The decrease in general and administrative expenses as a percentage of total revenues was attributable primarily to administrative and overhead cost efficiencies gained in connection with the growth of our operations. In 2005, we expect general and administrative expenses to increase slightly in absolute dollars, as we build infrastructure to support the expected growth in our operations.

Merger-related restructuring costs

During 2004 and 2003, we recorded credits of $0.2 million and $0.1 million, respectively, in connection with revisions made to estimated future excess lease costs that were accrued by us in connection with the Merger. Estimated excess lease costs were based on the expected differences between our lease payments and the sublease receipts that could be realized on a potential sublease.

In-Process Research and Development

In connection with our acquisition of Context in 2004, we recorded a $0.1 million charge related to acquired in-process research and development. No in-process research and development charge was recorded in 2003.

Write-off of withdrawn stock offering costs

In April 2004, we filed a registration statement with the Securities and Exchange Commission to register shares of the Company’s common stock in preparation for an underwritten public offering. In May 2004, we decided not to proceed with this offering, withdrew this registration statement and wrote off $0.2 million of direct costs associated with this planned offering, which we recorded as a charge to operations.

Interest and Other Income, Net

Interest and other income, net, increased from $0.1 million in 2003 to $0.3 million in 2004. This increase was attributable primarily to additional interest income earned on higher average cash and cash equivalent balances in 2004 as compared to 2003.

Provision for Income Taxes

Our effective tax rate for 2004 was 41.6%, as compared to an effective tax rate in 2003 of 31.0%. Our effective tax rate in 2003 was affected positively by the release of our deferred tax asset valuation allowance in the prior year, which reduced our 2003 effective tax rate by 11.1%. Had we not recorded the tax benefit from the release of this valuation allowance, our 2003 rate would have approximated 42.1%. The impact of the results of foreign operations also contributed to an increase in our 2004 tax rate, but this was principally offset by an increase in research and development tax credits generated by us in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

Our total revenues increased from $35.6 million in 2002 to $57.1 million in 2003, or 61%. This increase was attributable primarily to the Merger, as Old Captiva solutions contributed a full year of 2003 revenues and only five months of 2002 revenues.

Our software revenues increased from $20.3 million in 2002 to $27.0 million in 2003, or 33%. Software revenues accounted for 47% of total revenues in 2003 and 57% of total revenues in 2002. The 2003 increase was attributable primarily to the Merger. The decrease in software revenues as a percentage of total revenues reflects primarily lower software revenues, as a percentage of total revenues, within the Old Captiva business as well as an increase in hardware and other revenues as a percentage of total revenues in 2003, as discussed below.

Our service revenues increased from $14.1 million in 2002 to $22.7 million in 2003, or 61%. Service revenues accounted for 40% of total revenues in both 2003 and 2002. The 2003 increase was attributable primarily to the Merger. The consistency of service revenues as a percentage of total revenues was reflective primarily of higher service revenues as a percentage of total revenues for the Old Captiva business and a growing installed base of customers, most of which purchase ongoing software maintenance support, offset by an increase in hardware and other revenues as a percentage of total revenues in 2003, as discussed below.

Our hardware and other revenues increased from $1.2 million in 2002 to $7.4 million in 2003, or 533%. Hardware and other revenues accounted for 13% of total revenue in 2003 and 3% of total revenues in 2002. The increase in hardware and other revenues was attributable primarily to an increase in digital scanner sales in 2003, as we did not commence the sale of these products until the third quarter in 2002.

Gross Profit

Gross profit increased from $26.1 million in 2002 to $36.5 million in 2003, or 40%. Gross profit as a percentage of total revenues decreased from 73% in 2002 to 64% in 2003. The increase in absolute dollars was attributable primarily to increased revenues related to the Merger, partially offset by a $1.1 million increase in intangible asset amortization expense related to the Merger. The decrease in percentage terms was primarily attributable to Old Captiva’s product solutions, which contributed to a lower gross margin percentage than our historical gross margin, as well as the increase in hardware and other revenues in 2003, which have lower gross margins than our software and services.

Research and Development

Research and development expenses increased from $5.9 million in 2002 to $9.0 million in 2003, or 52%. As a percentage of total revenues, research and development expenses decreased from 17% in 2002 to 16% in 2003. The increase in absolute dollars was primarily attributable to the Merger. The decrease in research and development expenses as a percentage of total revenues was attributable primarily to a lower percentage of research and development expenses relative to revenue associated with the Old Captiva business.

Sales and Marketing

Sales and marketing expenses increased from $13.7 million in 2002 to $17.8 million in 2003, or 30%. As a percentage of total revenues, sales and marketing expenses decreased from 39% in 2002 to 31% in 2003. The increase in absolute dollars was primarily attributable to the Merger. The decrease in sales and marketing expenses as a percentage of total revenues reflects the lower percentage of sales and marketing expense relative to revenue associated with the Old Captiva business.

General and Administrative

General and administrative expenses increased from $4.3 million in 2002 to $6.1 million in 2003, or 41%. As a percentage of total revenues, general and administrative expenses decreased from 12% in 2002 to 11% in 2003. The increase in absolute dollars was attributable primarily to an increase in personnel and related costs resulting from the Merger. The decrease in general and administrative expenses as a percentage of total revenues was attributable primarily to cost efficiencies that have been realized post-Merger.

Merger-related restructuring costs

During 2002, in connection with our review of the combined operation post-Merger, we recorded a charge of $2.1 million in connection with our adoption of a plan to reduce workforce and office space made redundant by the merger. This original charge reflected a $0.9 million accrual for future cash workforce reduction costs, an $0.8 million accrual for excess lease costs, based on the expected differences between our lease payments and the sublease receipts that could be realized on a potential sublease, and a $0.4 million charge related to the impairment of an asset.

During 2003, we reduced our accrual for excess lease costs by $0.1 million, based on revisions made to our original estimate, and recorded this amount as a credit to operations.

In-Process Research and Development

In connection with the Merger, we recorded a $0.9 million charge related to acquired in-process research and development.

Gain on Sale of Product Line

During 2002, we received and recognized as income $0.6 million of amounts previously held in escrow in conjunction with the 2001 disposition of our Dialog Server product line, which was recorded in other income, net.

Provision for Income Taxes

Our effective tax rate for 2003 was 31.0%, as compared to an effective tax rate in 2002 of (118%). Our tax rate in 2003 was affected positively by the release of our deferred tax asset valuation allowance, which reduced our 2003 effective tax rate by 11.1%. Had we not recorded the tax benefit from the release of this valuation allowance, our 2003 rate would have approximated 42.1%. Our tax rate in 2002 was adversely impacted by a non-deductible in-process research and development charge recorded in connection with the Merger.

Liquidity and Capital Resources

Our working capital increased from $12.0 million at December 31, 2003 to $21.5 million at December 31, 2004. The $9.5 million increase in working capital during 2004 was attributable to an $11.2 million increase in cash and cash equivalents and a $2.8 million increase in accounts receivable, net, partially offset by a $2.0 million increase in deferred revenue and a $2.5 million combined increase in other current liabilities. The increase in cash and cash equivalents was attributable primarily to $12.5 million in net cash provided by operating activities and $4.9 million in net cash provided by financing activities, partially offset by $6.3 million in net cash used in investing activities, as described further below. The increase in accounts receivable, net, was attributable primarily to an increase in revenues in the fourth quarter of 2004 as compared to the fourth quarter of 2003, including increases resulting from our acquisition of Context, as our days-sales-outstanding at December 31, 2004 remained consistent with the prior year. The increase in deferred revenue was attributable primarily to the addition of Context deferred revenue as well as increases in deferred maintenance revenues associated with the growth of our software maintenance subscriber base. The increase in other current liabilities was attributable primarily to an increase in accounts payable to third-party hardware vendors, an increase in third-party royalties and an increase in commissions payable, all of which were principally due to higher revenue volumes in the fourth quarter of 2004 as compared to the fourth quarter of 2003.

Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $5.9 million in 2003 to $12.5 million in 2004. The increase was attributable primarily to an increase in income before non-cash charges, including depreciation and amortization and the tax benefit from stock option exercises, along with the favorable impact on cash of other net working capital changes, as described above.

Net cash used in investing activities was $6.3 million in 2004 and $0.5 million in 2003. Net cash used in investing activities in 2004 primarily included $5.5 million in cash paid to acquire Context, and to a lesser degree $0.9 million in property and equipment expenditures.

Net cash provided by financing activities was $4.9 million in 2004 and $2.9 million in 2003. Net cash provided by financing activities in 2004 related exclusively to proceeds from stock option exercises and the sale of common stock under our employee stock purchase plan.

We are party to a credit agreement with a bank that provides for a revolving line of credit through August 2005. Borrowings under the credit agreement are limited to the lesser of $3.0 million or 80% of eligible accounts receivable, as defined, and bear interest at the bank’s prime rate plus 0.5%. Borrowings under this agreement are secured by substantially all of our assets. At December 31, 2004, there were no outstanding borrowings under this credit agreement. The credit agreement restricts us from paying dividends on our common stock, conducting merger and acquisition activities, or otherwise effecting material changes to our business without the express written consent of the bank, and also stipulates various financial covenants that include, but are not limited to, minimum monthly working capital and quarterly earnings levels. At December 31, 2004, we were in compliance with all covenants prescribed by this credit agreement.

As of December 31, 2004, we had $27.3 million in cash and cash equivalents. We believe that these balances, anticipated future cash flows from operating and financing activities and, as necessary, borrowings under our credit agreement, will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. We may, however, seek additional equity or debt financing to fund further expansion, including potential future acquisitions of technologies or businesses. There can be no assurance that additional financing will be available on terms favorable to us, or at all.

Contractual Obligations

Future minimum obligations under non-cancelable operating leases expiring, which relate primarily to our facility and sales office leases, and purchase orders, which relate primarily to our procurement of digital scanners for resale, are as follows as of December 31, 2004 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$8,243	$1,910	$3,381	$2,521	$431
Purchase order obligations	$1,349	$1,349	—	—	—

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including, but not limited to, those relating to revenue recognition, our allowance for doubtful accounts, goodwill and other intangible assets resulting from business acquisitions and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Our revenue is generated primarily from three sources: (i) software revenues, consisting primarily of software license revenue, subscription revenue and royalty revenue, (ii) service revenues, consisting primarily of software maintenance and support revenue, training revenue and professional service revenues and (iii) hardware and other revenues, consisting primarily of revenues related to our sale of digital scanners.

Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. Revenue under software subscription arrangements is recognized ratably over the term of the arrangements. Royalty revenue is recognized when our resellers ship or pre-purchase rights to ship products incorporating our software, provided that the above revenue recognition criteria are met, specifically ensuring that our resellers’ obligations to us are are non-cancelable and are not subject to any acceptance or rights of return. In instances where we rely on reporting from our resellers to substantiate revenues earned based on usage and other factors, we do not recognize revenues until corroborative evidence is reported to us by the reseller, assuming that all other revenue recognition criteria are met. The timing of royalty reporting by our resellers, which is generally one quarter in arrears, has historically been consistent period to period.

We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value for ongoing maintenance and support obligations is determined based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. Vendor-specific objective evidence of fair value for professional services is determined based on the pricing of these services when sold separately to other customers. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

When software licenses are sold together with professional services, license fees are recognized upon delivery provided that the above revenue recognition criteria are met, payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that do not meet this criteria, the license and related service revenues are recognized using contract accounting as described below.

Service revenues include software maintenance and support revenues, training revenues and professional service revenues. Revenues from software maintenance and support agreements are recognized on a straight-line basis over the term of the support period, generally twelve months. The majority of our software maintenance and support agreements provide technical support as well as unspecified software product upgrades and releases when and if made available by us during the term of the support period. We provide training, consulting and software integration services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed. For fixed-price service contracts, we apply the percentage-of-completion method of contract accounting to determine progress towards completion, which requires the use of estimates. In such instances, management is required to estimate the input measures, generally based on hours incurred to date compared to total estimated hours of the project. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. If substantive uncertainty related to customer acceptance of services exists, we apply the completed contract method of accounting and defer the associated revenue until the contract is completed.

Revenue related to the sale of hardware and other products, which we typically procure from third-party vendors and resell to our customers for use with our software solutions, is recognized upon delivery provided that persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collectibility is reasonably assured. Hardware and other product revenues is generally recognized on a gross basis because: (i) we are the primary obligor in our customer arrangements; (ii) we assume inventory, credit and collection risk with respect to these products; and (iii) we have latitude in establishing the price of such products with our customers. In instances where these criteria are not met, we would recognize revenue on a net, or commission basis.

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If an arrangement provides for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

Deferred revenue is primarily comprised of undelivered maintenance services and to a lesser degree hardware and other products delivered but not yet accepted.

The determination of whether fees are fixed or determinable and whether collection is probable or reasonably assured involves the use of assumptions. We evaluate contract terms and customer information to ensure that these criteria are met prior to our recognition of revenues. Additionally, our accounting for fixed-price service contracts using the percentage-of-completion method of contract accounting involves the use of estimates. We have not experienced significant variances between our assumptions and estimates and actual results in the past, and anticipate that we will be able to continue to make reasonable assumptions and estimates in the future. However, differences in our assumptions and estimates could result in changes to the amount and timing of revenue recognition in any period.

Allowance for Doubtful Accounts

We make estimates regarding the collectibility of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we analyze specific accounts receivable balances, historical bad debts, customer creditworthiness and changes in our customer payment cycles. Material differences may result in the amount and timing of expenses for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances might be required. We have not experienced significant variances in the past between our estimated and actual doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we did not reasonably estimate the amount of our doubtful accounts in the future, it could have a material impact on our consolidated results of operations.

Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

Our business acquisitions typically result in the recognition of goodwill and other intangible assets, and in certain cases non-recurring charges associated with the write-off of in-process research and development (IPR&D), which affect the amount of current and future period charges and amortization expenses. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting. We amortize our definite-lived intangible assets using the straight-line method over their estimated useful lives, while IPR&D is recorded as a non-recurring charge on the acquisition date. Goodwill is not amortized, but rather is periodically assessed for impairment.

The determination of the value of these components of a business combination, as well as associated asset useful lives, requires management to make various estimates and assumptions. Critical estimates in valuing intangible assets may include but are not limited to: future expected cash flows from product sales and services, maintenance agreements, consulting contracts, customer contracts, and acquired developed technologies and patents or trademarks; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired products and services will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value and useful lives are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur and assumptions may change. Estimates using different assumptions could also produce significantly different results.

We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of our intangible assets. When impairment indicators are identified with respect to our previously recorded intangible assets, we test for impairment using undiscounted cash flows. If such tests indicate impairment, we measure the impairment as the difference between the carrying value of the asset and the fair value of the asset, which is measured using discounted cash flows. Significant management judgment is required in forecasting of future operating results, which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and other long-lived assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We test goodwill for impairment at least annually during the second quarter of each year and more frequently if impairment indicators are identified. In connection with our most recent annual impairment testing date in the second quarter of 2004, we determined that there was no impairment. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of our business below its carrying value. We will continue to monitor our goodwill balance and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.

Income Taxes

We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax credit carryforwards. As necessary, we record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, which requires the use of estimates. Although we believe that our estimates are reasonable, there is no assurance that a valuation allowance will not need to be established or, if previously established, will not need to be increased to cover additional deferred tax assets that may not be realizable, and such a determination could have a material adverse impact on our income tax provision and results of operations in the period in which such determination is made. In addition, the calculation of tax liabilities also involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, including those in international jurisdictions. Resolution of these uncertainties in a manner inconsistent with management’s expectations could also have a material impact on our income tax provision and results of operations in the period in which such determination is made.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options and other stock-based awards, to be recognized in our statements of operations based on their fair values. Pro forma disclosures, previously allowed by SFAS No. 123, will no longer be an alternative. We will be required to adopt SFAS No. 123(R) on July 1, 2005 (the effective date), and expect to adopt such standard using the modified prospective method, under which compensation cost will be recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted to employees on or after the effective date and based on our original fair value calculations in accordance with SFAS No. 123 for all share-based awards granted to employees prior to the effective date, to the extent that they remain unvested on the effective date. Upon our adoption of SFAS No. 123(R), we anticipate that we will continue to apply the Black-Scholes option pricing model to estimate the fair value of our share-based awards. However, we may elect to use another valuation model as prescribed by SFAS No. 123(R).

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally do not recognize compensation cost for employee stock option awards. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based awards granted by us in the future. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as is currently prescribed by SFAS No. 95. To the extent that we continue to recognize tax benefits upon the exercise or disqualifying disposition of employee stock options, our adoption of SFAS No. 123(R) will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption.

Effective February 9, 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers under our stock options plans. This action affected all unvested options with exercise prices greater than $11.51 on February 9, 2005. As a result of this action, options to purchase approximately 500,000 shares of our common stock that would have otherwise vested over an approximate 39 month period became fully vested. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would be recorded in future periods following our adoption of SFAS No. 123(R) effective July 1, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy allows us to invest in high credit quality securities such as money market funds, debt instruments of the United States government and its agencies and high quality corporate issuers. To date, our investments of excess cash have principally consisted of bank money market funds. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. At December 31, 2004, our cash and cash equivalents totaled $27.3 million, and consisted primarily of cash and money market funds in banks with an original maturity of 90 days or less at the time of purchase. We do not maintain any marketable equity or debt security or other investment instruments at December 31, 2004.

We have operations internationally and, as a result, are subject to various risks, including foreign currency risks. We have not entered into foreign currency contracts for purposes of hedging or speculation. To date, we have not realized any significant gains or losses from transactions denominated in foreign currencies. During 2004, 20% of our sales and 17% of our operating expenses were denominated in currencies other than the United States dollar. These foreign currencies are primarily British Pounds, Euros, Russian Roubles and Australian dollars. Additionally, substantially all of the receivables and payables of our international subsidiaries are denominated in their respective local currencies.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and the Report of Independent Registered Public Accounting Firm, are included in this Report on pages F-1 through F-23.

Summarized Quarterly Data (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2004. In the opinion of management, this unaudited consolidated financial information has been prepared on the same basis as the audited information and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of this consolidated information for the periods presented. The results for any quarter are not necessarily indicative of results for any future period. Amounts below are in thousands, except per share data.

	1st Quarter (2)	2nd Quarter (3)	3rd Quarter (4)	4th Quarter
2004
Net revenues	$15,862	$16,802	$15,007	$20,341
Gross profit	9,934	11,216	9,717	14,261
Operating income	711	1,353	879	3,878
Net income	477	861	574	2,229
Basic earnings per share (1)	$0.04	$0.07	$0.05	$0.18
Diluted earnings per share (1)	$0.04	$0.07	$0.04	$0.17

2003
Net revenues	$12,604	$13,882	$14,517	$16,142
Gross profit	8,049	8,570	9,286	10,609
Operating income	144	488	1,212	1,831
Net income	82	301	706	1,498
Basic earnings per share (1)	$0.01	$0.03	$0.07	$0.14
Diluted earnings per share (1)	$0.01	$0.03	$0.06	$0.12

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.

(2)	Results of operations of Context are included in our results of operations beginning on February 1, 2004.

(3)	Includes a $0.2 million write-off of offering costs associated with an aborted underwritten public offering, which was recorded as a charge to operations.

(4)	Includes a $0.2 million credit to operations, consisting of an adjustment to previously accrued Merger-related restructuring costs based on a change in estimate.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2004, have concluded that as of such date, our disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Controls and Procedures

There was no change in our internal controls that occurred during the fourth fiscal quarter in the period covered by this report that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Some information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders (Proxy Statement).

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the sections entitled “Election of Directors” and “Executive Officers” in our Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the section in our Proxy Statement entitled “Compensation of Directors and Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the section entitled “Security Ownership Of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Page Number
(a) Documents filed as part of the report:
(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for 2004, 2003 and 2002	F-4
Consolidated Statements of Stockholders’ Equity and Total Comprehensive Income (Loss) for 2004, 2003 and 2002	F-5
Consolidated Statements of Cash Flows for 2004, 2003 and 2002	F-6
Notes to Consolidated Financial Statements	F-7
(2) Financial Statement Schedule
Schedule II, Valuation and Qualifying Accounts	II-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)    Exhibits—the exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Description of Document
3.1**	Amended and Restated Certificate of Incorporation of the registrant.

3.2*+	Certificate of Amendment of the Certificate of Incorporation of the registrant.

3.3*+++	Amended and Restated Bylaws of the registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2**	Form of Investor Rights Agreement dated August 27, 1993 by and among the registrant and the investors identified therein.

4.3+	Rights Agreement dated September 9, 1997 between the registrant and Bank Boston, N.A.

4.4++	Amendment to Rights Agreement dated October 5, 2001 by and among the registrant, Fleet National Bank, formerly known as Bank Boston, N.A., and EquiServe Trust Company, N.A.

4.5*	Second Amendment to Rights Agreement dated March 4, 2002 between the registrant and EquiServe Trust Company, N.A.

10.1**	Form of indemnification agreement entered into between the registrant and its directors and executive officers.

10.2**	The registrant’s Amended and Restated 1993 Stock Option/Stock Issuance Plan. (A)

10.3+++	The registrant’s 1999 Stock Plan. (A)

10.4*+++	The registrant’s Amended and Restated 1998 Employee Stock Purchase Plan. (A)

10.5*+++	The registrant’s 2003 New Executive Recruitment Stock Option Plan. (A)

10.6++	Form of Severance Agreement between the registrant and certain of its executive officers. (A)

10.14*+	Amendment No. 1 to the registrant’s Amended and Restated 1993 Stock Option/Stock Issuance Plan. (A)

10.15*+++	Amendment No. 2 to the registrant’s Amended and Restated 1993 Stock Option/Stock Issuance Plan. (A)

10.16*+++	Lease dated January 12, 2004 between CA-Metro Plaza Limited Partnership and the registrant for property at 25 Metro Drive, San Jose, CA.

10.17*+++	Amended Employment Agreement for Rick Russo dated August 1, 2003. (A)

10.18*+++	Amended Employment Agreement for Reynolds Bish dated August 1, 2003. (A)

10.19*+++	Amended Employment Agreement for Bradford Weller dated August 1, 2003. (A)

10.21*+++	Amended Employment Agreement for Blaine Owens dated August 1, 2003. (A)

10.22*+++	Amended Employment Agreement for James Vickers dated August 1, 2003. (A)

10.23*+++	Employment Agreement for Jim Nicol dated September 14, 2003. (A)

10.24*+++	Employment Agreement for Howard Dratler dated November 24, 2003. (A)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature pages hereof.

31.1	Certification by Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

Exhibit Number	Description of Document

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed on March 20, 2002.
**	Incorporated by reference to an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 33-66142).
***	Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed on September 24, 1997.
+	Incorporated by reference to an exhibit to the registrant’s registration statement on Form 8-A filed on September 10, 1997. (Registration No. 000-22292)
++	Incorporated by reference to an exhibit to the registrant’s annual report on Form 10-K filed on March 29, 2002.
+++	Incorporated by reference to an exhibit to the registrant’s annual report on Form 10-K filed on April 2, 2001.
*+	Incorporated by reference to an exhibit or an annex to the registrant’s registration statement on Form S-4 (Registration No. 333-87106).
*++	Incorporated by reference to an exhibit to the registrant’s annual report on Form 10-K filed on March 31, 2003.
*+++	Incorporated by reference to an exhibit to the registrant’s annual report on Form 10-K filed on March 16, 2004.
(A)	Indicates management contract or compensatory plan or arrangement.

(b) Exhibits

Refer to Item 15(a)(3) above.

(c) Financial Statement Schedules

Refer to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2005

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

Signature	Title	Date

/s/ Reynolds C. Bish	Chief Executive Officer,	March 15, 2005
Reynolds C. Bish	President and Director
(Principal Executive Officer)

/s/ Rick E. Russo	Chief Financial Officer	March 15, 2005
Rick E. Russo	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Patrick Edsell	Chairman of the Board of Directors	March 15, 2005
Patrick Edsell

/s/ James Berglund	Director	March 15, 2005
James Berglund

/s/ Mel S. Lavitt	Director	March 15, 2005
Mel S. Lavitt

/s/ Jeffrey Lenches	Director	March 15, 2005
Jeffrey Lenches

/s/ Joe Rose	Director	March 15, 2005
Joe Rose

/s/ Bruce Silver	Director	March 15, 2005
Bruce Silver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Captiva Software Corporation:

We have completed an integrated audit of Captiva Software Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Captiva Software Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Diego, CA

March 15, 2005

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$27,273	$16,038
Accounts receivable, net	13,612	10,780
Prepaid expenses and other current assets	3,301	3,314

Total current assets	44,186	30,132
Property and equipment, net	1,355	924
Other assets	1,558	2,354
Goodwill	10,244	6,082
Intangible assets, net	3,197	3,762

Total assets	$60,540	$43,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,462	$891
Accrued compensation and related liabilities	3,372	2,793
Other liabilities	4,508	3,166
Deferred revenue	13,296	11,264

Total current liabilities	22,638	18,114
Deferred revenue	496	519
Other liabilities	359	235

Total liabilities	23,493	18,868

Commitments, guarantees and contingencies (see notes 10, 11 and 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 25,000 shares authorized, 12,294 and 10,790 shares issued and outstanding at December 31, 2004 and 2003, respectively	123	108
Additional paid-in capital	32,549	24,171
Retained earnings	4,179	38
Accumulated other comprehensive income	196	69

Total stockholders’ equity	37,047	24,386

Total liabilities and stockholders’ equity	$60,540	$43,254

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net revenues:
Software	$33,804	$27,006	$20,346
Services	27,480	22,724	14,087
Hardware and other	6,728	7,415	1,171

Total revenues	68,012	57,145	35,604

Cost of revenues:
Software	4,660	2,631	1,309
Services	10,222	9,936	6,311
Hardware and other	5,429	5,969	896
Amortization of purchased intangibles	2,573	2,095	972

Total cost of revenues	22,884	20,631	9,488

Gross profit	45,128	36,514	26,116

Operating expenses:
Research and development	9,706	8,979	5,924
Sales and marketing	21,477	17,816	13,729
General and administrative	7,034	6,102	4,327
Merger-related restructuring costs	(181)	(58)	2,148
Write-off of in-process research and development	66	—	856
Write-off of withdrawn stock offering costs	205	—	—

Total operating expenses	38,307	32,839	26,984

Income (loss) from operations	6,821	3,675	(868)

Other income:
Interest and other income, net	264	74	16
Gain on sale of product line	—	—	608

Income (loss) before income taxes	7,085	3,749	(244)
Provision for income taxes	2,944	1,162	288

Net income (loss)	$4,141	$2,587	$(532)

Earnings (loss) per share:
Basic	$0.36	$0.27	$(0.09)

Diluted	$0.31	$0.23	$(0.09)

Shares used in computing earnings (loss) per share:
Basic	11,664	9,484	6,242

Diluted	13,166	11,234	6,242

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2001	4,375	$44	$10,130	$(2,017)	$—	$8,157
Common stock issued under:
Employee stock purchase plan	92	1	123	—	—	124
Shares issued in conjunction with merger of ActionPoint, Inc. and Captiva Software Corporation	4,393	44	5,246	—	—	5,290
Comprehensive income (loss):
Cumulative translation adjustments	—	—	—	—	52	52
Net loss	—	—	—	(532)	—	(532)

Total comprehensive loss						(480)

Balance at December 31, 2002	8,860	89	15,499	(2,549)	52	13,091
Common stock issued under:
Stock option plans	1,733	17	4,723	—	—	4,740
Employee stock purchase plan	191	2	308	—	—	310
Warrants	6	—	—	—	—	—
Tax benefit from stock option exercises	—	—	3,641	—	—	3,641
Comprehensive income:
Cumulative translation adjustments	—	—	—	—	17	17
Net income	—	—	—	2,587	—	2,587

Total comprehensive income						2,604

Balance at December 31, 2003	10,790	108	24,171	38	69	24,386
Common stock issued under:
Stock option plans	1,297	13	4,203	—	—	4,216
Employee stock purchase plan	207	2	656	—	—	658
Tax benefit from stock option exercises	—	—	3,519	—	—	3,519
Comprehensive income:
Cumulative translation adjustments	—	—	—	—	127	127
Net income	—	—	—	4,141	—	4,141

Total comprehensive income						4,268

Balance at December 31, 2004	12,294	$123	$32,549	$4,179	$196	$37,047

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,141	$2,587	$(532)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,166	2,702	1,608
Tax benefit from stock option exercises	3,519	3,641	—
Deferred income taxes	(720)	(2,177)	(721)
Write-off of in-process research and development	66	—	856
Net gain on sale of Dialog Server product line	—	—	(608)
Non-cash merger-related restructuring costs	—	—	471
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,453)	984	(3,081)
Prepaid expenses and other assets	802	(921)	(847)
Accounts payable	571	192	(2,195)
Deferred revenue	544	456	2,966
Accrued compensation and related liabilities	579	(121)	1,932
Other liabilities	1,320	(1,441)	71

Net cash provided by (used in) operating activities	12,535	5,902	(80)

Cash flows from investing activities:
Purchases of property and equipment	(888)	(517)	(422)
Investment in patents	—	—	(92)
Proceeds from sale of Dialog Server product line	—	—	608
Cash paid to acquire Context, including direct acquisition costs	(5,459)		—
Direct acquisition costs related to the merger of ActionPoint, Inc. and Captiva Software Corporation	—	—	(1,658)
Cash received in the merger of ActionPoint, Inc. and Captiva Software Corporation	—	—	583

Net cash used in investing activities	(6,347)	(517)	(981)

Cash flows from financing activities:
Repayment of borrowings under credit agreement	—	(2,145)	—
Proceeds from issuance of common stock	4,872	5,050	124

Net cash provided by financing activities	4,872	2,905	124

Effect of exchange rate changes on cash	175	295	65

Net increase (decrease) in cash and cash equivalents	11,235	8,585	(872)
Cash and cash equivalents at beginning of year	16,038	7,453	8,325

Cash and cash equivalents at end of year	$27,273	$16,038	$7,453

Supplemental information:
Common stock issued in connection with merger of ActionPoint, Inc. and Captiva Software Corporation	$—	$—	$5,290

Equipment acquired under capital lease obligations	$—	$—	$122

Cash paid for income taxes	$—	$173	$—

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Summary of Significant Accounting Policies

Captiva Software Corporation

Captiva Software Corporation (together with its consolidated subsidiaries, the Company, which may also be referred to in these consolidated financial statements as as we, us, our, and Captiva) develops, markets, and services input management software that helps automate and manage the capture of external information into an organization’s internal computing systems.

We are a Delaware corporation, formed by the merger of ActionPoint, Inc., a Delaware corporation (ActionPoint), with Captiva Software Corporation, a California corporation (Old Captiva), in the third quarter of 2002 (the Merger), pursuant to which ActionPoint acquired all of the capital stock of Old Captiva. In connection with the Merger, Old Captiva became a wholly-owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation. ActionPoint was originally incorporated in California in January 1986 and was reincorporated in Delaware in September 1993.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Captiva and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In these Notes to Consolidated Financial Statements, references to 2004, 2003 and 2002 relate to our fiscal years ending on December 31 of these respective periods, unless otherwise specified.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, intangible assets and deferred tax assets; the ability to estimate hours in connection with fixed-fee service contracts; and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash and money market funds in banks with an original maturity of 90 days or less at the time of purchase.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions in order to limit the amount of credit exposure. We generally do not require collateral from our customers, but our credit extension and collection policies include analyzing the financial condition of potential customers, monitoring payments, and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses, which have historically been within management’s expectations.

Property and Equipment

Computers, office equipment and computer software are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their useful lives or the related lease term. During 2004, 2003 and 2002, depreciation expense, including amortization of property and equipment acquired under capital lease obligations, totaled $0.6 million, $0.6 million and $0.6 million, respectively.

Software Development Costs

Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established. After establishing technological feasibility, which we define as the establishment of a detailed working model, material development costs incurred through the date the product is available for general release to customers would be capitalized and amortized over the estimated product life. To date, the period between achievement of technological feasibility and general availability of our products has been minimal and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs since our inception.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business acquisitions accounted for by the purchase method of accounting (see Note 2). Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if impairment indicators arise. We most recently performed our annual goodwill impairment testing during the quarter ended June 30, 2004, and determined there was no impairment. Further, no impairment charges were recorded during any other period in 2004, 2003 or 2002.

Intangible Assets

We amortize our intangible assets, which result primarily from our acquisitions accounted for under the purchase method of accounting, using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Completed technology	3–4 years
Customer contracts and relationships	3–5 years
Tradename and trademarks	5 years
Patents	5 years

Amortization expense related to our intangible assets totaled $2.6 million, $2.1 million and $1.0 million during 2004, 2003 and 2002, respectively. Future amortization expense for 2005, 2006, 2007 and 2008 is expected to be $1.9 million, $0.8 million, $0.3 million and $0.2 million, respectively, excluding any incremental expense that could result if we consummate future acquisitions.

Impairment of Long-Lived Assets

We assess potential impairment to our long-lived assets, including our intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We did not recognize any impairment on our long-lived assets during 2004, 2003 or 2002.

Revenue Recognition

Our revenue is generated primarily from three sources: (i) software revenues, consisting primarily of software license revenue, subscription revenue and royalty revenue, (ii) service revenues, consisting primarily of software maintenance and support revenue, training revenue and professional service revenues and (iii) hardware and other revenues, consisting primarily of revenues related to our sale of digital scanners.

Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. Revenue under software subscription arrangements is recognized ratably over the term of the arrangements. Royalty revenue is recognized when our resellers ship or pre-purchase rights to ship products incorporating our software, provided that the above revenue recognition criteria are met, specifically ensuring that our resellers’ obligations to us are are non-cancelable and are not subject to any acceptance or rights of return. In instances where we rely on reporting from our resellers to substantiate revenues earned based on usage and other factors, we do not recognize revenues until corroborative evidence is reported to us by the reseller, assuming that all other revenue recognition criteria are met. The timing of royalty reporting by our resellers, which is generally one quarter in arrears, has historically been consistent period to period.

We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value for ongoing maintenance and support obligations is determined based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. Vendor-specific objective evidence of fair value for professional services is determined based on the pricing of these services when sold separately to other customers. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

When software licenses are sold together with professional services, license fees are recognized upon delivery provided that the above revenue recognition criteria are met, payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that do not meet this criteria, the license and related service revenues are recognized using contract accounting as described below.

Service revenues include software maintenance and support revenues, training revenues and professional service revenues. Revenues from software maintenance and support agreements are recognized on a straight-line basis over the term of the support period, generally twelve months. The majority of our software maintenance and support agreements provide technical support as well as unspecified software product upgrades and releases when and if made available by us during the term of the support period. We provide training, consulting and software integration services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed. For fixed-price service contracts, we apply the percentage-of-completion method of contract accounting to determine progress towards completion, which requires the use of estimates. In such instances, management is required to estimate the input measures, generally based on hours incurred to date compared to total estimated hours of the project, with consideration also given to output measures, such as contract milestones, when applicable. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. If substantive uncertainty related to customer acceptance of services exists, we apply the completed contract method of accounting and defer the associated revenue until the contract is completed.

Revenue related to the sale of hardware and other products, which we typically procure from third-party vendors and resell to our customers for use with our software solutions, is recognized upon delivery provided that persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collectibility is reasonably assured. Hardware and other product revenues is generally recognized on a gross basis because: (i) we are the primary obligor in our customer arrangements; (ii) we assume inventory, credit and collection risk with respect to these products; and (iii) we have latitude in establishing the price of such products with our customers. In instances where these criteria are not met, we would recognize revenue on a net, or commission basis.

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If an arrangement provides for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

Deferred revenue is primarily comprised of undelivered maintenance services and to a lesser degree hardware and other products delivered but not yet accepted.

Allowance for Doubtful Accounts

We perform ongoing customer credit evaluations, generally do not require collateral from our customers, and maintain allowances for potential credit losses on customer accounts when deemed necessary. When we evaluate the adequacy of our allowance for doubtful accounts, we analyze specific accounts receivable balances, historical bad debts, customer creditworthiness and changes in our customer payment cycles. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

Income Taxes

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

We have not provided for United States federal income taxes or foreign withholding taxes on undistributed earnings of our international subsidiaries because such earnings are intended to be reinvested indefinitely ouside of the United States.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares outstanding as well as potential common shares resulting from the exercise of outstanding stock options when they are dilutive under the treasury stock method. Dilutive securities consisting of 1.5 million and 1.7 million shares related to outstanding stock options are included in the diluted earnings per share calculations for 2004 and 2003, respectively. Potentially dilutive securities consisting of 0.6 million, 0.7 million and 4.9 million shares related to outstanding stock options were excluded from the diluted earnings (loss) per share calculations in 2004, 2003 and 2002, respectively, because they were anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in our equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During 2004, 2003 and 2002, comprehensive income (loss) included our net income (loss) and foreign currency translation adjustments.

Foreign Currency

We have determined that the functional currency of each of our foreign operations is the local currency. Assets and liabilities denominated in their local foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are recorded as a separate component of stockholders’ equity.

Foreign currency transaction gains and losses are included in our results of operations. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

Stock-Based Compensation

We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for fixed employee stock awards would be measured as the excess, if any, of the quoted market price of our common stock at the grant date over the amount an employee must pay to acquire the stock, and would be amortized over the related service periods. Under the intrinsic value method, no compensation expense was recognized during 2004, 2003 or 2002.

Had compensation cost for our employee stock-based compensation awards been determined based on the fair value method, the amount of employee stock-based compensation cost and our pro forma results for 2004, 2003 and 2002 would have been as follows (in thousands, except per share data):

	2004	2003	2002
Net income (loss) as reported	$4,141	$2,587	$(532)
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(2,857)	(1,291)	(1,318)

Pro forma net income (loss)	$1,284	$1,296	$(1,850)

Earnings (loss) per share as reported:
Basic	$0.36	$0.27	$(0.09)
Diluted	$0.31	$0.23	$(0.09)
Pro forma earnings (loss) per share:
Basic	$0.11	$0.14	$(0.30)
Diluted	$0.10	$0.12	$(0.30)

The 2003 pro forma net income and earnings per share amounts have been adjusted from that originally reported, to reflect revisions in our calculation of stock-based employee compensation cost related to purchase rights issued under our employee stock purchase plan, as well as certain tax benefit attributes.

The fair value of each option grant issued during 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.1%	2.2%	2.5%
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	88%	100%	90%
Expected dividend yield	0%	0%	0%

The weighted-average fair value of employee stock options granted during 2004, 2003 and 2002 was $9.27, $6.32 and $1.12 per share, respectively.

The fair value of each purchase right issued under our employee stock purchase plan was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	2.0%	1.3%	2.5%
Expected life	1.3 years	1.2 years	0.5 years
Expected volatility	74%	108%	90%
Expected dividend yield	0%	0%	0%

The weighted-average fair value of employee stock purchase plan rights granted during 2004 and 2003 was $5.01 and $1.29, respectively.

For purposes of our pro forma disclosures, our policy is to amortize the fair value of options and employee stock purchase plan rights to expense over their respective vesting periods using a graded approach as prescribed by Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Advertising Costs

Advertising costs are expensed as incurred. Our advertising costs consist primarily of magazine advertisements and marketing brochures, and totaled $0.4 million, $0.4 million and $0.8 million during 2004, 2003, and 2002, respectively.

Certain Risks and Concentrations

Our solutions are concentrated in the input management industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, including changes in computing platforms, changes in customer requirements, the infringement of a proprietary patent, or the emergence of a major direct competitor could affect operating results adversely. In addition, a portion of our revenue is derived from international sales and is denominated in currencies other than the U.S. dollar. Fluctuations of the U.S. dollar against foreign currencies or local economic conditions could adversely affect operating results or cash flows.

Reclassification

Certain amounts previously recorded in our consolidated statement of cash flows for 2002 have been reclassified. This reclassification increased net cash used in investing activities and net cash provided by financing activities by $0.1 million, and had no other impact.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of

SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options and other stock-based awards, to be recognized in our statements of operations based on their fair values. Pro forma disclosures, previously allowed by SFAS No. 123, will no longer be an alternative. We will be required to adopt SFAS No. 123(R) on July 1, 2005 (the effective date), and expect to adopt such standard using the modified prospective method, under which compensation cost will be recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted to employees on or after the effective date and based on our original fair value calculations in accordance with SFAS No. 123 for all share-based awards granted to employees prior to the effective date, to the extent that they remain unvested on the effective date. Upon our adoption of SFAS No. 123(R), we anticipate that we will continue to apply the Black-Scholes option pricing model to estimate the fair value of our share-based awards. However, we may elect to use another valuation model as prescribed by SFAS No. 123(R).

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally do not recognize compensation cost for employee stock option awards. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based awards granted by us in the future. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as is currently prescribed by SFAS No. 95. To the extent that we continue to recognize tax benefits upon the exercise or disqualifying disposition of employee stock options, our adoption of SFAS No. 123(R) will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption.

2.    Mergers and Acquisitions

Acquisition of ADP Context, Inc

On February 1, 2004, we acquired all of the outstanding capital of ADP Context, Inc. (Context), an Illinois corporation, from ADP Integrated Medical Solutions for total cash consideration of $5.5 million, including $0.1 million in direct acquisition costs. Context provides automated software solutions to complex medical claims coding, editing and reimbursement challenges in the healthcare industry. This acquisition was made principally to expand the breadth of our input management solutions by enabling us to better serve claims processing customers and expand our reach in the healthcare market. We used our available cash and cash equivalents to consummate this acquisition.

The purchase consideration was allocated as follows (in thousands):

Current assets	$1,452
Non-current assets	133
Goodwill	4,230
Intangible assets:
Completed technology	1,007
Customer contracts and relationships	842
Trademarks	87
In-process research and development	66
Current liabilities	(1,778)
Non-current liabilities	(580)

Total consideration	$5,459

The acquired intangible assets have a weighted average useful life of approximately 4.0 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, 3 years; customer contracts and relationships, 5 years; and trademarks, 5 years. In connection with the acquisition, we wrote-off acquired in-process research and development totaling $0.1 million, which was recorded as an immediate charge to operations. None of the goodwill related to this acquisition is deductible for tax purposes. The results of operations of Context are included in our results of operations beginning on February 1, 2004. The following table contains unaudited pro forma statement of operations data for 2004 and 2003, as if our acquisition of Context had occurred on January 1, 2003 (in thousands, except per share data):

	2004	2003
	(unaudited)
Net revenue	$68,445	$62,410
Net income	4,109	3,025
Basic earnings per share	0.35	0.32
Diluted earnings per share	0.31	0.27

Merger of ActionPoint and Captiva Software

On July 31, 2002, we completed our Merger with Old Captiva, a provider of forms input management solutions. Under the terms of the associated Merger agreements, we issued approximately 4.4 million shares of our common stock in exchange for all of the issued and outstanding shares of Old Captiva capital stock. Additionally, we issued approximately 2.2 million options to purchase our common stock in exchange for certain Old Captiva options.

The Merger was accounted for as a purchase. Results of operations of Old Captiva are included in our results of operations beginning on August 1, 2002. Total Merger consideration, excluding direct acquisition costs, amounted to $5.3 million, which included the fair value of our common stock issued in the Merger, which we valued at $1.11 per share based on the average closing price of our common stock for the three days prior to the Merger completion date, and the fair value of replacement options granted by us based on application of the Black-Scholes option pricing model. All of the exchanged options were either fully vested or were issued out-of-the money (zero intrinsic value). Accordingly, no portion of the fair value was allocated to unearned future compensation.

The Merger purchase consideration, including direct acquisition costs totaling $1.7 million, was allocated as follows (in thousands):

Current assets	$4,771
Non-current assets	542
Goodwill	6,082
Intangible assets:
Completed technology	5,364
Customer contracts and relationships	694
Trademarks and trade names	679
In-process research and development	856
Current liabilities	(11,889)
Non-current liabilities	(150)

Total consideration	$6,949

The acquired intangible assets have a weighted average useful life of approximately 3.3 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, 3-4 years; customer contracts and relationships, 3 years; and trademarks and trade names, 5 years. None of the goodwill resulting from this Merger is deductible for tax purposes.

In connection with the Merger, we wrote-off acquired in-process research and development of $0.9 million, which was recorded as an immediate charge to operations. The acquired in-process research and development related to a future version of Old Captiva’s FormWare software that was in the development stage and had not yet reached technological feasibility at the time of the Merger, and represented the present value of the estimated after-tax cash flows expected to be generated by this technology. This project was estimated to be 44% complete as of the Merger date. This project was subsequently completed in the second quarter of 2003, as expected.

During 2002, as the result of our review of the combined operations of the Company post merger, we adopted a restructuring plan that included a reduction of our workforce and office space made redundant by the Merger, as well as the impairment of redundant assets. In connection with this plan, we recorded a charge to operations of $2.1 million in 2002 consisting of: i) a $0.9 million charge related to a reduction in our workforce, consisting primarily of employee severance costs, ii) an $0.8 million charge related to our accrual of redundant future facility lease costs, and iii) a $0.4 million charge related to the impairment of redundant assets. All charges represented current or future cash charges, with the exception of the asset impairment charge. Of the $0.9 million charge related to the reduction in workforce, $0.7 million was paid in 2002 and $0.2 million was paid in 2003. Of the $0.8 million charge related to redundant facility lease costs, $0.1 million was paid in 2002, $0.5 million was paid in 2003 and the remainder was paid in 2004. Additionally, during 2003 and 2004, we recorded credits of $0.1 million and $0.2 million, respectively, related to our receipt of sublease amounts in excess of original estimates made in connection with this facility lease accrual.

3.    Composition of Certain Balance Sheet Captions

	December 31,
	2004	2003

	(in thousands)
Accounts receivable, net:
Accounts receivable	$14,409	$11,556
Allowance for doubtful accounts	(797)	(776)

	$13,612	$10,780

Prepaid expenses and other current assets:
Purchased equipment inventory	$—	$1,258
Deferred taxes	1,623	794
Other	1,678	1,262

	$3,301	$3,314

Property and equipment, net:
Computers and office equipment	$3,083	$2,738
Computer software	1,015	914
Leasehold improvements	121	561

	4,219	4,213
Less accumulated depreciation and amortization	(2,864)	(3,289)

	$1,355	$924

Other assets:
Deferred taxes	$1,248	$2,104
Other	310	250

	$1,558	$2,354

Accrued compensation and related liabilities:
Accrued vacation	$1,363	$1,118
Other	2,009	1,675

	$3,372	$2,793

Other current liabilities:
Accrued royalties	$1,175	$522
Other	3,333	2,644

	$4,508	$3,166

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets, net:	(in thousands)
December 31, 2004:
Completed technology	$6,371	$(4,518)	$1,853
Customer contracts and relationships	1,536	(733)	803
Trademarks and trade names	766	(344)	422
Patents	163	(44)	119

	$8,836	$(5,639)	$3,197

December 31, 2003:
Completed technology	$5,364	$(2,468)	$2,896
Customer contracts and relationships	694	(380)	314
Trademarks and trade names	679	(193)	486
Patents	92	(26)	66

	$6,829	$(3,067)	$3,762

4.    Certain Statement of Operations Information

Offering Costs

In April 2004, we filed a registration statement with the Securities and Exchange Commission to register shares of the Company’s common stock in preparation for an underwritten public offering. In May 2004, we decided not to proceed with this offering, withdrew this registration statement and wrote off $0.2 million of direct costs associated with this planned offering, which we recorded as a charge to operations.

Gain on Sale of Product Line

During 2002, we received and recognized as other income $0.6 million of amounts previously held in escrow in conjunction with the 2001 disposition of our Dialog Server product line.

5.    Credit Agreement

We are party to a credit agreement with a bank that provides for a revolving line of credit through August 2005. Borrowings under the credit agreement are limited to the lesser of $3.0 million or 80% of eligible accounts receivable, as defined, and bear interest at the bank’s prime rate plus 0.5%. Borrowings under this agreement are collateralized by substantially all of our assets. At December 31, 2004 and 2003, there were no outstanding borrowings under this credit agreement. The credit agreement restricts us from paying dividends on our common stock, conducting merger and acquisition activities, or otherwise effecting material changes to our business without the express written consent of the bank, and also stipulates various financial covenants that include, but are not limited to, minimum monthly working capital and quarterly earnings levels. At December 31, 2004, we were in compliance with all covenants prescribed by this credit agreement.

6. Stockholders’ Equity

Preferred Stock

Our Board of Directors is authorized to determine the price, rights, preferences, privileges and restrictions (including voting rights) of preferred stock without any further vote or action by the stockholders, and to increase or decrease the number of shares of any series. At December 31, 2004 and 2003, there were 2.0 million shares of $.01 par value preferred stock authorized; none were issued or outstanding.

Stockholder Rights Plan

We maintain a stockholder rights plan pursuant to which one right to purchase preferred stock was distributed for each outstanding share of common stock held of record on September 24, 1997. Since this distribution, all newly issued shares of common stock, including common stock issued in the Merger, have been accompanied by a preferred stock purchase right. In general, the rights will become exercisable and trade independently from the common stock if a person or group acquires or obtains the right to acquire 15 percent or more of the outstanding shares of our common stock or commences a tender or exchange offer that would result in that person or group acquiring 15 percent or more of the outstanding shares of our common stock, either event occurring without the consent of our Board of Directors. Each right represents a right to purchase Series A Junior Participating Preferred Stock in an amount and at an exercise price that are subject to adjustment. The person or group who acquired 15 percent or more of the outstanding shares of our common stock would not be entitled to make this purchase. The rights will expire in September 2007, or they may be redeemed by the Company at a price of $0.01 per right prior to that date.

Employee Stock Purchase Plan

Under our 1998 Employee Stock Purchase Plan (ESPP), we are authorized to issue shares of common stock to eligible employees. Employees may have up to 15% of their base compensation withheld through payroll deductions to purchase Captiva common stock during semi-annual purchase periods ending on June 30 and December 31 of each year. The purchase price of the stock is the lower of 85% of (i) the fair market value of our common stock on the day before the first day of a two-year offering period, or (ii) the fair market value of our common stock on the last day of each six-month purchase period. The number of shares employees may purchase is subject to certain limitations. The ESPP contains a provision under which the total number of shares reserved for issuance is restored to 300,000 on January 1 of each year. At December 31, 2004, prior to the January 1, 2005 restoration of shares to this level, 92,709 shares were reserved for issuance under the ESPP.

Stock Option Plans

Our primary stock option plans consist of the 1993 Stock Option/Stock Issuance Plan, the 1999 Stock Plan and the 2003 New Executive Recruitment Stock Option Plan (collectively, the Plans), and provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights and other stock awards to employees, non-employee directors and independent consultants. Awards under the Plans are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive stock option awards may not be less than 100% of the fair market value of our common stock on the date of grant, and the exercise price of nonstatutory awards cannot be less than 85% of such fair market value. Options granted under the Plans generally vest over periods from two to four years, and have a term of ten years. As amended, the Plans collectively authorize the issuance of up to 4,474,852 shares of our common stock over their respective terms. As of December 31, 2004, approximately 364,000 options to purchase shares of common stock remained available for grant under these Plans.

Additionally, in connection with the Merger, we assumed two stock option plans from Old Captiva (the Old Captiva Plans), from which replacement stock options were exchanged by us for Old Captiva employee stock option awards outstanding at the time of the Merger. Other than these replacement awards, which remain subject to the Old Captiva Plans, no further awards will be granted under the Old Captiva Plans. Additionally, the subsequent cancellation of these replacement awards will not increase the number of shares available for grant by us.

Option activity under the Plans and the Old Captiva Plans are summarized as follows (in thousands, except per share data):

	Number of Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	1,586	1,822	$5.06
Granted	(1,318)	1,318	$2.27
Exchanged in Merger	—	2,227	$1.94
Canceled	421	(425)	$5.18
Expired	—	(48)	$4.88

Balance at December 31, 2002	689	4,894	$2.88
New Plan (1)	500	—	—
Granted	(660)	660	$7.95
Canceled	338	(354)	$4.77
Exercised	—	(1,733)	$2.74

Balance at December 31, 2003	867	3,467	$3.74
Granted	(650)	650	$11.91
Canceled	147	(210)	$6.22
Exercised	—	(1,297)	$3.25

Balance at December 31, 2004	364	2,610	$5.81

(1)	Consists of shares authorized under our 2003 New Executive Recruitment Stock Option Plan

The following table summarizes options outstanding and exercisable by price range as of December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$0.52 - 1.44	277	7.6	$0.81	239	$0.77
1.45 - 2.10	126	7.0	1.57	78	1.58
2.43 - 2.43	960	6.9	2.43	731	2.43
2.65 - 4.94	261	8.0	3.94	133	4.06
5.00 - 9.85	294	8.5	8.79	96	7.66
10.23 - 15.30	680	9.1	12.61	50	13.11
15.75 - 15.75	10	0.5	15.75	10	15.75
31.00 - 31.00	2	5.2	31.00	2	31.00

$0.52 - 31.00	2,610	7.9	$5.81	1,339	$3.17

7.    Segment Information

We have a single reportable operating segment consisting of the development, marketing and servicing of input management solutions. Our President and Chief Executive Officer utilizes measurements of profitability related to this single operating segment, which are not disaggregated by product or geographical lines, to make primary business decisions and resource allocations.

International operations primarily consist of subsidiary sales operation offices in the United Kingdom, Germany and Australia, as well as a research and development center in Russia, and represent extensions of our core input management business.

Revenues derived from domestic and international sales, which are determined based on our primary selling office locations, were as follows during 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Net Revenues:
Domestic (United States)	$54,120	$45,163	$26,652
% of total	80%	79%	75%
International	$13,892	$11,982	$8,952
% of total	20%	21%	25%

No single customer accounted for 10% or more of our total revenues in 2004, 2003 or 2002.

Long-lived assets maintained by our international subsidiaries, which consist of property and equipment, net, totaled $0.3 million and $0.2 million at December 31, 2004 and 2003, respectively.

8.    Income Taxes:

Significant components of the provision for income taxes are as follows during 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Current:
Federal	$2,189	$1,107	$706
State	128	105	87
Foreign	88	301	34

	2,405	1,513	827

Deferred:
Federal	327	(349)	(702)
State	212	(2)	(103)
Foreign	—	—	266

	539	(351)	(539)

Total:
Federal	2,516	758	4
State	340	103	(16)
Foreign	88	301	300

	$2,944	$1,162	$288

The reconciliation between the expected U.S. federal statutory income tax rate and our actual effective income tax rate is as follows for 2004, 2003 and 2002:

	2004	2003	2002
Expected U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	6.5%	6.4%	4.5%
Effect of foreign operations	6.3%	9.1%	(25.1)%
Research and development credits	(5.4)%	(8.4)%	22.0%
Non-deductible expenses and other	0.2%	1.0%	(133.5)%
Change in valuation allowance	—	(11.1)%	(19.9)%

Recorded effective income tax rate	41.6%	31.0%	(118.0)%

Significant components of our deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$1,260	$1,836
Tax credit carryforwards	1,125	842
Accrued liabilities and deferred revenue	1,378	1,571
Provision for doubtful accounts	244	226
Other	34	—

	4,041	4,475

Deferred tax liabilities:
Intangible assets	(1,170)	(1,430)
Other	—	(147)

	(1,170)	(1,577)

Net deferred tax assets	2,871	2,898
Less current portion	(1,623)	(794)

Non-current portion	$1,248	$2,104

As of December 31, 2004, we had available U.S. federal and state net operating loss carry forwards of $3.4 million and $1.9 million, respectively, and U.S. federal and state tax credit carryforwards of $0.8 million and $0.3 million, respectively. The U.S. federal and the majority of state net operating loss carryforwards will expire at various dates beginning in 2020 and 2013, respectively, if not utilized. The U.S. federal tax credit carryforwards will expire at various dates beginning in 2023, if not utilized. As a result of the Merger, utilization of the U.S. federal and state net operating loss and tax credit carryforwards are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions.

9.    Employee 401(k) Benefit Plan

We sponsor a 401(k) benefit plan for eligible employees. Under this plan, eligible employees may contribute up to 60% of their compensation into the plan annually, subject to statutory limits. We also provide a company matching contribution that is currently equal to 33% of employee contributions, subject to a maximum matching contribution of $1,250 per employee per year. We may make additional company matching contributions at our discretion. Total matching contributions made by us amounted to $0.3 million, $0.2 million and $0.2 million during 2004, 2003 and 2002, respectively. We do not allow any plan contributions to be invested in Captiva common stock.

10.    Commitments

Minimum future commitments under non-cancelable operating leases, which expire at varying dates through 2012, are as follows at December 31, 2004 (in thousands):

Future Minimum Lease Commitments
2005	$1,910
2006	1,721
2007	1,660
2008	1,662
2009	859
Thereafter	431

$8,243

We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases totaled $2.2 million, $1.7 million and $1.8 million during 2004, 2003, and 2002, respectively.

11.    Guarantees

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements and certain vendor agreements, as well as standard indemnification agreements that we have executed with certain of our officers and directors, and give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

Indemnification and warranty provisions contained within our customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery or installation of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations. The indemnification agreements that we have executed with certain of our officers and directors would require us to indemnify such officers and directors in certain instances. We have not incurred obligations under these indemnification agreements historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential officer or director indemnification obligations. The maximum potential amount of future payments that we could be required to make under the indemnification provisions in our customer license and service agreements, and officer and director agreements is unlimited.

12.    Contingencies

We are also party to various claims and legal actions arising in the ordinary course of business. We do not believe that any of these claims or actions will result in a material adverse impact to our consolidated results of operations, liquidity or financial condition. However, the amount of the liabilities associated with these claims and actions, if any, cannot be determined with certainty.

13.    Subsequent Event

Effective February 9, 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers under our stock option plans. This action affected all unvested options with exercise prices greater than $11.51 on February 9, 2005. As a result of this action, options to purchase approximately 0.5 million shares of our common stock that would have otherwise vested over an approximate 39 month period became fully vested. In connection therewith, all of our affected executive officers have entered into agreements not to sell shares acquired through the exercise of an accelerated option prior to the date on which exercise would have been permitted under the options’ original vesting terms, other than shares sold for payment of taxes resulting from the exercise or in the case of termination of employment. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would be recorded in future periods following our adoption of SFAS No. 123(R) effective July 1, 2005.

Schedule II

CAPTIVA SOFTWARE CORPORATION

Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2002 . . . . . .	$249	658	(1)	(152)	$755
Year ended December 31, 2003 . . . . . .	$755	332		(311)	$776
Year ended December 31, 2004 . . . . . .	$776	263	(2)	(242)	$797

(1)	Includes $581 assumed in connection with the Merger of ActionPoint, Inc. and Captiva Software Corporation.
(2)	Includes $152 assumed in connection with the acquisition of ADP Context, Inc.

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2002 . . . . . .	$6,961	—	(6,546)	$415
Year ended December 31, 2003 . . . . . .	$415	—	(415)	$—
Year ended December 31, 2004 . . . . . .	$—	—	—	$—

II-1