Form 10-Q
period 2005-03-31
CAPTIVA SOFTWARE CORP
filed 2005-05-09
CIK 909276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 30, 2005, there were 12,436,589 shares of the registrant’s common stock, par value $0.01, outstanding.

CAPTIVA SOFTWARE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32,749	$27,273
Accounts receivable, net	9,943	13,612
Prepaid expenses and other current assets	2,864	3,301

Total current assets	45,556	44,186
Property and equipment, net	1,354	1,355
Other assets	1,553	1,558
Goodwill	10,244	10,244
Intangible assets, net	2,539	3,197

Total assets	$61,246	$60,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,043	$1,462
Accrued compensation and related liabilities	2,994	3,372
Other liabilities	3,601	4,508
Deferred revenue	14,084	13,296

Total current liabilities	21,722	22,638
Deferred revenue	423	496
Other liabilities	378	359

Total liabilities	22,523	23,493

Stockholders’ equity:
Preferred stock	—	—
Common stock	124	123
Additional paid-in capital	33,053	32,549
Retained earnings	5,409	4,179
Accumulated other comprehensive income	137	196

Total stockholders’ equity	38,723	37,047

Total liabilities and stockholders’ equity	$61,246	$60,540

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Quarter Ended March 31,
	2005	2004
Net revenues:
Software	$8,824	$6,678
Services	7,368	6,917
Hardware and other	1,401	2,267

Total revenues	17,593	15,862

Cost of revenues:
Software	1,211	846
Services	2,597	2,647
Hardware and other	1,051	1,824
Amortization of purchased intangibles	658	611

Total cost of revenues	5,517	5,928

Gross profit	12,076	9,934

Operating expenses:
Research and development	2,411	2,691
Sales and marketing	5,818	5,198
General and administrative	1,914	1,268
Write-off of in-process research and development	—	66

Total operating expenses	10,143	9,223

Income from operations	1,933	711
Interest and other income, net	132	71

Income before income taxes	2,065	782
Provision for income taxes	835	305

Net income	$1,230	$477

Earnings per share:
Basic	$0.10	$0.04

Diluted	$0.09	$0.04

Shares used in computing earnings per share:
Basic	12,349	11,002

Diluted	13,465	12,981

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2004	12,294	$123	$32,549	$4,179	$196	$37,047
Common stock issued under:
Stock option plans	95	1	205			206
Tax benefit from stock option exercises			299			299
Net income				1,230		1,230	1,230
Cumulative translation adjustments					(59)	(59)	(59)

Balance at March 31, 2005	12,389	$124	$33,053	$5,409	$137	$38,723	$1,171

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Quarter Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,230	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	802	744
Tax benefit from stock option exercises	299	1,077
Deferred income taxes	—	(762)
Write-off of in-process research and development	—	66
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,669	2,405
Prepaid expenses and other current assets	443	748
Accounts payable	(419)	(396)
Deferred revenue	715	(514)
Accrued compensation and related liabilities	(378)	—
Other liabilities	(888)	(729)

Net cash provided by operating activities:	5,473	3,116

Cash flows from investing activities:
Purchases of property and equipment	(144)	(164)
Cash paid to acquire Context, including direct acquisition costs	—	(5,281)

Net cash used in investing activities:	(144)	(5,445)

Cash flows from financing activities:
Proceeds from issuance of common stock	206	2,517

Net cash provided by financing activities	206	2,517

Effect of exchange rate changes on cash	(59)	(11)

Net increase in cash and cash equivalents	5,476	177
Cash and cash equivalents at beginning of quarter	27,273	16,038

Cash and cash equivalents at end of quarter	$32,749	$16,215

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Business

Captiva Software Corporation

Captiva Software Corporation (together with its consolidated subsidiaries, referred to herein as we, us, our, and Captiva ) develops, markets, and services input management software that helps automate and manage the capture of external information into an organization’s internal computing systems.

Principles of Consolidation and Basis of Presentation

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q. Consequently, we have not necessarily included in this Quarterly Report on Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair statement of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The consolidated financial statements include the accounts of Captiva and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

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

Stock-Based Compensation

We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for fixed employee stock awards would be measured as the excess, if any, of the quoted market price of our common stock at the grant date over the amount an employee must pay to acquire the stock, and would be amortized over the related service periods. Under the intrinsic value method, no compensation expense was recognized during the quarters ended March 31, 2005 or 2004.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Had compensation cost for our employee stock-based compensation awards been determined based on the fair value method, the amount of employee stock-based compensation cost and our pro forma results for the quarters ended March 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2005	2004
Net income as reported	$1,230	$477
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(1,732)	(577)

Pro forma net loss	$(502)	$(100)

Earnings per share as reported:
Basic	$0.10	$0.04
Diluted	$0.09	$0.04
Pro forma loss per share:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

The pro forma net income and earnings per share amounts for the quarter ended March 31, 2004 have been adjusted from that originally reported, to reflect revisions in our calculation of stock-based employee compensation cost related to purchase rights issued under our employee stock purchase plan, as well as certain tax benefit attributes.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows (SFAS No. 95). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options and other stock-based awards, to be recognized in our statements of operations based on their fair values. Pro forma disclosures, previously allowed by SFAS No. 123, will no longer be an alternative.

Statement No. 123(R) was to be effective for public companies for annual or interim periods beginning after June 15, 2005. However, on April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006; accordingly, we will be required to adopt SFAS 123(R) on January 1, 2006 (the effective date). We expect to adopt such standard using the modified prospective method, under which compensation cost will be recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted to employees on or after the effective date and based on our original fair value calculations in accordance with SFAS No. 123 for all share-based awards granted to employees prior to the effective date, to the extent that they remain unvested on the effective date. Upon our adoption of SFAS No. 123(R), we anticipate that we will continue to apply the Black-Scholes option pricing model to estimate the fair value of our share-based awards. However, we may elect to use another valuation model as prescribed by SFAS No. 123(R).

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally do not recognize compensation cost for

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

2.	Intangible Assets

Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2005:
Completed technology	$6,371	$(5,038)	$1,333
Customer contracts and relationships	1,536	(824)	712
Trademarks and trade names	766	(382)	384
Patents	163	(53)	110

	$8,836	$(6,297)	$2,539

December 31, 2004:
Completed technology	$6,371	$(4,518)	$1,853
Customer contracts and relationships	1,536	(733)	803
Trademarks and trade names	766	(344)	422
Patents	163	(44)	119

	$8,836	$(5,639)	$3,197

Amortization expense related to our intangible assets totaled $0.7 million and $0.6 million during the quarters ended March 31, 2005 and 2004, respectively. Future amortization expense for the remainder of 2005 and for 2006, 2007, and 2008 is expected to be $1.2 million, $0.8 million, $0.3 million, and $0.2 million, respectively, excluding any incremental expense that could result if we consummate future acquisitions.

3.	Computation of Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding as well as potential common shares resulting from the exercise of outstanding stock options when they are dilutive under the treasury stock method. Dilutive securities consisting of 1.1 million and 2.0 million shares related to outstanding stock options are included in the diluted earnings per share calculations for the quarters ended March 31, 2005 and 2004, respectively. Potentially dilutive securities consisting of 0.7 million and 0.2 million shares related to outstanding stock options were excluded from the diluted earnings per share calculations in the quarters ended March 31, 2005 and 2004, because they were anti-dilutive.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.	Segment Information

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

Revenues derived from domestic and international sales, which are determined based on our primary selling office locations, were as follows during the quarters ended March 31, 2005 and 2004 (in thousands):

	Quarter Ended March 31,
	2005	2004
Domestic (United States)	$14,790	$12,851
% of total	84%	81%
International	$2,803	$3,011
% of total	16%	19%

No single customer accounted for 10% or more of our total revenues in the quarters ended March 31, 2005 or 2004.

5.	Acceleration of Vesting – Certain Stock Options

In February 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers under our stock option plans. This action affected all unvested options with exercise prices greater than $11.51 on February 9, 2005. As a result of this action, options to purchase approximately 0.5 million shares of our common stock that would have otherwise vested over an approximate 39 month period became fully vested. In connection therewith, all of our affected executive officers have entered into agreements not to sell shares acquired through the exercise of an accelerated option prior to the date on which exercise would have been permitted under the options’ original vesting terms, other than shares sold for payment of taxes resulting from the exercise or in the case of termination of employment. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would be recorded in future periods following our adoption of SFAS No. 123(R).

6.	Guarantees

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

7.	Contingencies

We are party to various claims and legal actions arising in the ordinary course of business. We do not believe that any of these claims or actions will result in a material adverse impact to our consolidated results of operations, liquidity or financial condition. However, the amount of the liabilities associated with these claims and actions, if any, cannot be determined with certainty.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements relate to, among other things, future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other words of similar meaning. These statements are only predictions based on information currently available to us. Actual events or results may differ materially. Risks that may cause actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and identified from time to time in our filings with the Securities and Exchange Commission. Although we believe that the estimates and expectations reflected in the forward-looking statements are reasonable at the time the statements are made, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Our products offer organizations a cost-effective, accurate and automated alternative to both manual data entry and electronic data interchange. These traditional approaches are typically labor intensive, time consuming and costly methods of managing the input of information into the enterprise. Organizations can utilize our products to capture information digitally, extract the meaningful content or data, and apply business rules that ensure the data’s accuracy.

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

Results of Operations

The following table sets forth, in absolute dollars and as a percentage of total revenues, certain statement of operations data for the quarters ended March 31, 2005 and 2004:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
	2005	2004	2005	2004
	(In thousands)				(In thousands)
Net revenues:
Software	$8,824	$6,678	50%	42%	$2,146	32%
Services	7,368	6,917	42%	44%	451	7%
Hardware and other	1,401	2,267	8%	14%	(866)	-38%

Total revenues	17,593	15,862	100%	100%	1,731	11%

Cost of revenues:
Software	1,211	846	7%	5%	365	43%
Services	2,597	2,647	15%	17%	(50)	-2%
Hardward and other	1,051	1,824	6%	11%	(773)	-42%
Amortization of purchased intangibles	658	611	4%	4%	47	8%

Total cost of revenues	5,517	5,928	31%	37%	(411)	-7%

Gross profit	12,076	9,934	69%	63%	2,142	22%
Operating expenses:
Research and development	2,411	2,691	14%	17%	(280)	-10%
Sales and marketing	5,818	5,198	33%	33%	620	12%
General and administrative	1,914	1,268	11%	8%	646	51%
Write-off of in-process research and development	—	66	—	—	(66)	-100%

Total operating expenses	10,143	9,223	58%	58%	920	10%

Income from operations	1,933	711	11%	4%	1,222	172%
Interest and other income, net	132	71	1%	—	61	86%

Income before income taxes	2,065	782	12%	5%	1,283	164%
Provision for income taxes	835	305	5%	2%	530	174%

Net income	$1,230	$477	7%	3%	753	158%

Quarter Ended March 31, 2005 compared to Quarter Ended March 31, 2004

Revenues

Our total revenues increased 11% to $17.6 million in the quarter ended March 31, 2005 from $15.9 million in the quarter ended March 31, 2004.

Our software revenues increased 32% to $8.8 million in the quarter ended March 31, 2005 from $6.7 million in the quarter ended March 31, 2004. Software revenues accounted for 50% and 42% of total revenues in the quarters ended March 31, 2005 and 2004, respectively. The increase in software revenues in absolute dollars and as a percentage of total revenues was attributable primarily to strong software license sales execution by our direct sales force and channel partners domestically.

Our service revenues increased 7% to $7.4 million in the quarter ended March 31, 2005 from $6.9 million in the quarter ended March 31, 2004. Service revenues accounted for 42% and 44% of total revenues in the quarters ended March 31, 2005 and 2004, respectively. The increase in service revenues in absolute dollars was attributable primarily to an increase in maintenance revenues resulting from a growing installed base of customers, most of who purchase and renew ongoing maintenance and support. The decrease in service revenues as a percentage of total revenues was attributable primarily to the increase in software revenues.

Our hardware and other revenues decreased 38% to $1.4 million in the quarter ended March 31, 2005 from $2.3 million in the quarter ended March 31, 2004. Hardware and other revenues accounted for 8% and 14% of total revenues in the quarters ended March 31, 2005 and 2004, respectively. The decrease in hardware and other revenues in absolute dollars and as a percentage of total revenues resulted primarily from a decrease in digital scanner sales quarter over quarter.

International revenues totaled $2.8 million and $3.0 million in the quarters ended March 31, 2005 and 2004, respectively, representing 16% and 19% of total revenues in each of these quarters.

Gross Profit

Gross profit increased 22% to $12.1 million in the quarter ended March 31, 2005 from $9.9 million in the quarter ended March 31, 2004. Gross profit as a percentage of total revenues increased to 69% in the quarter ended March 31, 2005 from 63% in the quarter ended March 31, 2004. The increase in absolute dollars and as a percentage of total revenue was attributable primarily to the increase in software revenues, which have higher margins than service and hardware revenues. The decrease in hardware and other revenues, which have lower gross margins than software and service revenues, and economies of scale gained by leveraging existing maintenance infrastructure to support higher maintenance revenues also contributed to the gross profit percentage increase.

Research and Development

Research and development expenses decreased 10% to $2.4 million in the quarter ended March 31, 2005 from $2.7 million in the quarter ended March 31, 2004. As a percentage of total revenues, research and development expenses decreased to 14% in the quarter ended March 31, 2005 from 17% in the quarter ended March 31, 2004. The decrease in absolute dollars and as a percentage of total revenue was attributable primarily to a decrease in software localization costs related to the timing of certain localized software release development efforts, and to our utilization of lower cost research and development personnel in Russia to supplement our product development efforts beginning in the second quarter of 2004.

Sales and Marketing

Sales and marketing expenses increased 12% to $5.8 million in the quarter ended March 31, 2005 from $5.2 million in the quarter ended March 31, 2004. As a percentage of total revenues, sales and marketing expenses remained consistent at 33% in the quarters ended March 31, 2005 and 2004. The increase in absolute dollars was attributable primarily to increased direct sales costs, including commissions, and to a lesser degree the expansion of our sales force and related labor cost increases.

General and Administrative

General and administrative expenses increased 51% to $1.9 million in the quarter ended March 31, 2005 from $1.3 million in the quarter ended March 31, 2004. As a percentage of total revenues, general and administrative expenses increased to 11% in the quarter ended March 31, 2005 from 8% in the quarter ended March 31, 2004. The increase in absolute dollars and as a percentage of total revenues was attributable primarily to an increase in professional service fees, including audit and consulting fees, relating to our Sarbanes-Oxley Act compliance initiatives in the quarter ended March 31, 2005 and to the non-recurring recovery of a receivable balance during the quarter ended March 31, 2004.

Provision for Income Taxes

Our effective tax rate for the quarter ended March 31, 2005 was 40.4%, as compared to an effective tax rate of 39.0% in the quarter ended March 31, 2004. The increase in our effective tax rate quarter over quarter is attributable primarily to the impact of lower revenues and profitability from our foreign operations. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

Liquidity and Capital Resources

Our working capital increased from $21.5 million at December 31, 2004 to $23.8 million at March 31, 2005. The $2.3 million increase in working capital consisted of a $5.5 million increase in cash and cash equivalents, partially offset by a $3.7 million decrease in accounts receivable, net, a $0.4 million decrease in prepaid and other current assets, a $0.8 million increase in deferred revenue, and a $1.7 million combined decrease in other current liabilities. The increase in cash and cash equivalents was attributable primarily to $5.5 million in net cash provided by operating activities. The decrease in accounts receivable, net, was attributable primarily to a reduction in our days-sales-outstanding in accounts receivable, which decreased from 60 days at December 31, 2004 to 51 days at March 31, 2005. The increase in deferred revenue was attributable primarily to the addition of deferred maintenance revenues associated with the growth of our software maintenance subscriber base. The decrease in other current liabilities was attributable primarily to a decrease in accounts payable to third-party hardware vendors and a decrease in accrued third-party royalties.

Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $3.1 million in the quarter ended March 31, 2004 to $5.5 million in the quarter ended March 31, 2005. The increase was attributable primarily to an increase in income before non-cash charges, including depreciation and amortization and the tax benefit from stock option exercises, along with the favorable impact on cash of other net working capital changes, as described above.

Net cash used in investing activities decreased from $5.4 million in the quarter ended March 31, 2004 to $0.1 million in the quarter ended March 31, 2005. The decrease was attributable primarily to the use of $5.3 million in cash to acquire Context during the quarter ended March 31, 2004.

Net cash provided by financing activities decreased from $2.5 million in the quarter ended March 31, 2004 to $0.2 million in the quarter ended March 31, 2005. Net cash provided by financing activities related exclusively to proceeds from stock option exercises in both periods. The decrease resulted from lower stock option exercise activity in the first quarter of 2005 as compared to the first quarter of 2004.

We are party to a credit agreement with a bank that provides for a revolving line of credit through August 2005. Borrowings under the credit agreement are limited to the lesser of $3.0 million or 80% of eligible accounts receivable, as defined, and bear interest at the bank’s prime rate plus 0.5%. Borrowings under this agreement are secured by substantially all of our assets. At March 31, 2005, there were no outstanding amounts borrowed under this credit agreement. The credit agreement restricts us from paying dividends on our common stock, conducting merger and acquisition activities, or otherwise effecting material changes to our business without the express written consent of the bank, and also stipulates various financial covenants that include, but are not limited to, minimum monthly working capital and quarterly earnings levels. At March 31, 2005, we were in compliance with all covenants prescribed by this credit agreement.

As of March 31, 2005, we had $32.7 million in cash and cash equivalents. We believe that these balances, anticipated future cash flows from operating and financing activities and, as necessary, borrowings under our credit agreement, will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. We may, however, seek additional equity or debt financing to fund further expansion, including potential future acquisitions of technologies or businesses. There can be no assurance that additional financing will be available on terms favorable to us, or at all.

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

Software license revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. Revenue under software subscription arrangements is recognized ratably over the term of the arrangements. Royalty revenue is recognized when our resellers ship or pre-purchase rights to ship products incorporating our software, provided that the above revenue recognition criteria are met, specifically ensuring that our resellers’ obligations to us are non-cancelable and are not subject to any acceptance or rights of return. In instances where we rely on reporting from our resellers to substantiate revenues earned based on usage and other factors, we do not recognize revenues until corroborative evidence is reported to us by the reseller, assuming that all other revenue recognition criteria are met. The timing of royalty reporting by our resellers, which is generally one quarter in arrears, has historically been consistent period to period.

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

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options and other stock-based awards, to be recognized in our statements of operations based on their fair values. Pro forma disclosures, previously allowed by SFAS No. 123, will no longer be an alternative.

Statement No. 123(R) was to be effective for public companies for annual or interim periods beginning after June 15, 2005. However, on April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006; accordingly, we will be required to adopt SFAS 123(R) on the effective date, January 1, 2006. We expect to adopt such standard using the modified prospective method, under which compensation cost will be recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted to employees on or after the effective date and based on our original fair value calculations in accordance with SFAS No. 123 for all share-based awards granted to employees prior to the effective date, to the extent that they remain unvested on the effective date. Upon our adoption of SFAS No. 123(R), we anticipate that we will continue to apply the Black-Scholes option pricing model to estimate the fair value of our share-based awards. However, we may elect to use another valuation model as prescribed by SFAS No. 123(R).

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

A significant aspect of our ability to attract and retain highly qualified employees is the equity compensation that we offer, typically in the form of stock options. In December 2004, the FASB issued SFAS No. 123(R). In April 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of this pronouncement for calendar year companies until the beginning of 2006. Accordingly, beginning on January 1, 2006, we will be required to include in our statements of operations compensation expense relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel.

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

We have been profitable since 2003. However, we have incurred net losses as recently as 2002 as well as in prior periods. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, which would likely cause our stock price to decline.

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

We currently have international operations, including offices in the United Kingdom, Germany, Australia and Russia. During the quarters ended March 31, 2005 and 2004, international sales represented 16% and 19% of our revenues, respectively. We anticipate that international sales will increase as a percentage of our revenues and that, for the foreseeable future, a significant portion of our revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. We could enter additional international markets, which would require significant management time and financial resources and which, in turn, could adversely affect our operating margins and earnings. To expand international sales, we may establish additional international operations, expand international sales channels, management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our international sales growth, if any, will be limited, and our business, operating results and financial condition may be harmed. Even if we are able to expand international operations successfully, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

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

We derive substantially all of our revenues from our FormWare, Input Accel, Pixel and Context product lines. Our future operating results will depend heavily upon continued and widespread market acceptance for these product lines and enhancements to these products. A decline in the demand for any of these product lines as a result of competition, technological change or other factors may cause our revenues to decrease.

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

Many of our customers enter into professional services and maintenance agreements, which together comprise a significant portion of our revenues. Service revenues represented 42% and 44% of our total revenues during the quarters ended March 31, 2005 and 2004, respectively. The level of service revenues in the future will depend largely upon growing our professional services group and ongoing renewals of customer maintenance contracts by our installed customer base. Our professional services revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer maintenance contracts might be reduced in size or scope or might not be renewed in the future.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the Securities and Exchange Commission (SEC) and by the Nasdaq National Market, and new accounting pronouncements will have resulted in increased costs to us as we have evaluated the implications of these laws, regulations and standards and responded to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonable necessary resources to comply with evolving and increasingly complex and stringent standards. This investment has resulted in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy allows us to invest in high credit quality securities such as money market funds, debt instruments of the United States government and its agencies and high quality corporate issuers. To date, our investments of excess cash have principally consisted of bank money market accounts. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. At March 31, 2005, our cash and cash equivalents totaled $32.7 million, and consisted primarily of cash and money market accounts in banks with an original maturity of 90 days or less at the time of purchase. We do not maintain any marketable equity or debt security or other investment instruments at March 31, 2005.

We have operations internationally and, as a result, are subject to various risks, including foreign currency risks. We have not entered into foreign currency contracts for purposes of hedging or speculation. To date, we have not realized any significant gains or losses from transactions denominated in foreign currencies. During the quarter ended March 31, 2005, 16% of our sales and 15% of our operating expenses were denominated in currencies other than the United States dollar. These foreign currencies are primarily British Pounds, Euros, Russian Roubles and Australian dollars. Additionally, substantially all of the receivables and payables of our international subsidiaries are denominated in their respective local currencies.

Item 4 – Controls and Procedures

An evaluation regarding the effectiveness of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report, was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005. No change in our internal control over financial reporting was identified in connection with the evaluation mentioned above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1 of Part II.

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

CAPTIVA SOFTWARE CORPORATION

Date: May 9, 2005	/s/ REYNOLDS C. BISH
Reynolds C. Bish
Chief Executive Officer

/s/ RICK E. RUSSO
Rick E. Russo
Chief Financial Officer