Form 10-Q
period 2005-06-30
CAPTIVA SOFTWARE CORP
filed 2005-08-09
CIK 909276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 31, 2005, there were 12,985,102 shares of the registrant’s common stock, par value $0.01, outstanding.

CAPTIVA SOFTWARE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$19,954	$27,273
Accounts receivable, net	13,962	13,612
Prepaid expenses and other current assets	2,748	3,301

Total current assets	36,664	44,186
Property and equipment, net	1,736	1,355
Other assets	467	1,558
Goodwill	26,326	10,244
Intangible assets, net	7,338	3,197

Total assets	$72,531	$60,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,586	$1,462
Accrued compensation and related liabilities	4,454	3,372
Other liabilities	6,660	4,508
Deferred revenue	14,084	13,296

Total current liabilities	27,784	22,638
Deferred revenue	479	496
Other liabilities	468	359

Total liabilities	28,731	23,493

Stockholders’ equity:
Preferred stock	—	—
Common stock	129	123
Additional paid-in capital	37,530	32,549
Retained earnings	6,809	4,179
Accumulated other comprehensive income (loss)	(668)	196

Total stockholders’ equity	43,800	37,047

Total liabilities and stockholders’ equity	$72,531	$60,540

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
Software	$10,795	$8,426	$19,619	$15,104
Services	7,850	6,891	15,219	13,808
Hardware and other	1,545	1,485	2,946	3,752

Total revenues	20,190	16,802	37,784	32,664

Cost of revenues:
Software	1,024	1,179	2,235	2,025
Services	2,824	2,524	5,421	5,171
Hardware and other	1,205	1,229	2,256	3,053
Amortization of purchased intangible assets	746	654	1,403	1,265

Total cost of revenues	5,799	5,586	11,315	11,514

Gross profit	14,391	11,216	26,469	21,150

Operating expenses:
Research and development	2,830	2,506	5,241	5,197
Sales and marketing	6,524	5,448	12,341	10,646
General and administrative	2,450	1,704	4,366	2,972
Acquisition and restructuring charges	429	—	429	—
Write-off of in-process research and development	110	—	110	66
Write-off of withdrawn stock offering costs	—	205	—	205

Total operating expenses	12,343	9,863	22,487	19,086

Income from operations	2,048	1,353	3,982	2,064
Interest and other income, net	136	58	267	129

Income before income taxes	2,184	1,411	4,249	2,193
Provision for income taxes	784	550	1,619	855

Net income	$1,400	$861	$2,630	$1,338

Earnings per share:
Basic	$0.11	$0.07	$0.21	$0.12

Diluted	$0.10	$0.07	$0.19	$0.10

Shares used in computing earnings per share:
Basic	12,549	11,481	12,450	11,242

Diluted	13,644	13,116	13,537	13,046

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2004	12,294	$123	$32,549	$4,179	$196	$37,047
Common stock issued under:
Stock option plans	310	3	887			890
Employee stock purchase plan	64	1	464			465
Common stock issued in conjunction with the acquisition of SWT	179	2	2,181			2,183
Stock compensation expense			323			323
Tax benefit from stock option exercises			1,126			1,126
Net income				2,630		2,630	2,630
Cumulative translation adjustments					(864)	(864)	(864)

Balance at June 30, 2005	12,847	$129	$37,530	$6,809	$(668)	$43,800	$1,766

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,630	$1,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,732	1,541
Tax benefit from stock option exercises	1,126	2,161
Deferred income taxes	—	(1,307)
Stock compensation expense	323	—
Write-off of in-process research and development	110	66
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,673	1,855
Prepaid expenses and other current assets	985	1,168
Accounts payable	(1,470)	(462)
Deferred revenue	(277)	(1,736)
Other liabilities	963	524

Net cash provided by operating activities:	7,795	5,148

Cash flows from investing activities:
Purchases of property and equipment	(390)	(421)
Cash paid to acquire SWT, net of cash acquired	(15,768)	—
Cash paid to acquire Context	—	(5,459)

Net cash used in investing activities:	(16,158)	(5,880)

Cash flows from financing activities:
Repayment of SWT debt obligations	(108)	—
Proceeds from issuance of common stock	1,355	3,884

Net cash provided by financing activities	1,247	3,884

Effect of exchange rate changes on cash	(203)	(34)

Net increase (decrease) in cash and cash equivalents	(7,319)	3,118
Cash and cash equivalents at beginning of period	27,273	16,038

Cash and cash equivalents at end of period	$19,954	$19,156

Non-cash financing activities:
Issuance of common stock in SWT acquisition	$(2,183)	$—

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Nature of Business

Captiva Software Corporation

Captiva Software Corporation (together with its consolidated subsidiaries, referred to herein as we, us, our, and Captiva) develops, markets, and services input management software that helps automate and manage the capture of external information into an organization’s internal computing systems.

Principles of Consolidation and Basis of Presentation

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q. Consequently, we have not necessarily included in this Quarterly Report on Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair statement of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The results of operations of Captiva’s wholly owned subsidiary SWT SA (SWT) have been included commencing May 27, 2005, the effective date of the acquisition.

The consolidated financial statements include the accounts of Captiva and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, intangible assets and deferred tax assets; the ability to estimate hours in connection with fixed-fee service contracts; and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured in connection with revenue recognition..

Stock-Based Compensation

We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for fixed employee stock awards would be measured as the excess, if any, of the quoted market price of our common stock at the grant date over the amount an employee must pay to acquire the stock, and would be amortized over the related service periods. Under the intrinsic value method, no compensation expense was recognized during the quarters or six months ended June 30, 2005 or 2004 related to new awards. Refer to Note 7 for a discussion of compensation expense recorded as a result of an award modification.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Had compensation cost for our employee stock-based compensation awards been determined based on the fair value method, the amount of employee stock-based compensation cost and our pro forma results for the quarters and six months ended June 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$1,400	$861	$2,630	$1,338
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(609)	(657)	(2,340)	(1,234)

Pro forma net income	791	204	290	104

Earnings per share as reported:
Basic	$0.11	$0.07	$0.21	$0.12

Diluted	$0.10	$0.07	$0.19	$0.10

Pro forma earnings per share:
Basic	$0.06	$0.02	$0.02	$0.01

Diluted	$0.06	$0.02	$0.02	$0.01

The pro forma net income and earnings per share amounts for the quarter and six months ended June 30, 2004 have been adjusted from that originally reported (pro forma net income of $0.1 million for each of the quarter and six months ended June 30, 2004, and pro forma basic and diluted earnings per share of $0.01 for each of the quarter and six months ended June 30, 2004), to reflect revisions in our calculation of stock-based employee compensation cost related to purchase rights issued under our employee stock purchase plan, as well as certain tax benefit attributes.

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

2.    Intangible Assets

Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2005:
Completed technology	$8,743	$(5,608)	$3,135
Customer contracts and relationships	4,621	(949)	3,672
Trademarks and trade names	853	(424)	429
Patents	163	(61)	102

	$14,380	$(7,042)	$7,338

December 31, 2004:
Completed technology	$6,371	$(4,518)	$1,853
Customer contracts and relationships	1,536	(733)	803
Trademarks and trade names	766	(344)	422
Patents	163	(44)	119

	$8,836	$(5,639)	$3,197

Amortization expense related to our intangible assets totaled $0.7 million and $1.4 million during the quarter and six months ended June 30, 2005, respectively, and $0.7 million and $1.3 million during the quarter and six months ended June 30, 2004, respectively. Future amortization expense for the remainder of 2005 and for 2006, 2007, 2008, and 2009 is expected to be $1.1 million, $1.8 million, $1.3 million, $1.2 million, and $0.7 million respectively, excluding any incremental expense that could result if we consummate future acquisitions.

3.    Computation of Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding as well as potential common shares resulting from the exercise of outstanding stock options when they are dilutive under the treasury stock method. Dilutive securities consisting of 1.1 million shares related to outstanding stock options are included in the diluted earnings per share calculations for the quarter and six months ended June 30, 2005. Dilutive securities consisting of 1.6 million and 1.8 million shares related to outstanding stock options are included in the diluted earnings per share calculations for the quarter and six months ended June 30, 2004, respectively. Potentially dilutive securities consisting of 0.4 million and 0.7 million shares related to outstanding stock options were excluded from the

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

diluted earnings per share calculations in the quarter and six months ended June 30, 2005, respectively, and 0.7 million and 0.5 million shares for the quarter and six months ended June 30, 2004, respectively, because they were anti-dilutive.

4.    Acquisition of SWT SA

On May 27, 2005, we consummated our acquisition of SWT SA, a privately held France-based provider of automatic data extraction and intelligent document capture solutions and technology, pursuant to a definitive purchase agreement dated May 10, 2005. The acquisition was consummated principally to expand our geographic presence into new markets, particularly in France, and to add synergistic technologies that we expect to leverage into our products, direct and indirect sales channels and customer base. We paid approximately $17.7 million in cash and issued approximately 179,000 shares of our common stock to SWT shareholders to purchase all of the outstanding share capital of SWT. Of the total cash consideration, we deposited approximately $1.9 million into an escrow account to secure potential future indemnification obligations of the primary selling shareholder.

We accounted for this transaction using the purchase method of accounting. Results of operations of SWT have been included in our results prospectively from May 27, 2005.

Our estimate of the total purchase price of SWT is summarized as follows (in thousands):

Total cash consideration	$17,679
Captiva common stock issued	2,183
Estimated acquisition-related costs	1,717

Total estimated purchase price of acquisition	$21,579

The total estimated purchase price was preliminarily allocated as follows (in thousands):

Tangible assets	$4,787
Goodwill	16,668
Intangible assets:
Completed technology	2,460
In-process research and development	110
Customer contracts and relationships	3,200
Trademarks and trade names	90
Tangible liabilities	(4,543)
Deferred tax liabilities, net	(1,193)

Total estimated purchase price of acquisition	$21,579

The assumed value of the Captiva common stock issued in the acquisition was calculated based on the average closing price of Captiva’s common stock for the five day period beginning two days before and ending two days after the public announcement of the acquisition.

The preliminary allocation of the purchase price is pending completion of several elements, including our determination of certain deferred tax and other tax attributes existing as of the purchase date. We do not expect future adjustments to the purchase price to be material. However, there may be material adjustments to the allocation of the purchase price.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The completed technology, in-process research and development, customer contracts and relationships and trademarks and trade names were valued utilizing discounted cash flow models based on forecasts of future revenues and expenses related to the intangible assets, utilizing discount rates of 20%, 25%, 18-20% and 18%, respectively.

The acquired intangible assets have a weighted average estimated useful life of approximately six years and will be amortized using the straight-line method over their estimated useful lives as follows: completed technology – four years; customer contracts and relationships – eight years; and trademarks and trade names – two years. In connection with the acquisition, we wrote-off acquired in-process research and development totaling $0.1 million, which was recorded as an immediate charge to operations. None of the goodwill related to this acquisition is deductible for tax purposes.

The following table summarizes unaudited pro forma statement of operations data as if our acquisition of SWT had occurred on January 1, 2004 (unaudited; in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$21,410	$18,165	$41,078	$36,157
Net income	677	140	986	207
Basic earnings per share	$0.05	$0.01	$0.08	$0.02
Diluted earnings per share	0.05	0.01	0.07	0.02

These unaudited pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place on January 1, 2004.

SWT Debt Obligations

In connection with the acquisition of SWT, we assumed debt obligations consisting of a small business term loan, ANVAR subsidy advances and COFACE advances amounting to $0.1 million, $0.3 million and $0.3 million, respectively. ANVAR is a French organization that provides research and development subsidies to finance corporate development projects. Under the terms of the ANVAR loan subsidies, repayment is required only upon the success of defined research projects. If the projects are not deemed successful as per the project definitions, the subsidy loans are forgiven. COFACE is an affiliate of a French banking organization that provides advances to corporations for foreign expansion via insurance contracts that are designated to cover foreign losses resulting from French product exportation. Under the terms of the COFACE contracts, repayment of the advances may be forgiven if foreign expansion results do not achieve certain defined financial levels. In June 2005, repayments under SWT debt obligations amounted to $0.1 million. SWT debt obligations and scheduled repayment dates as of June 30, 2005 are as follows (in thousands):

Liability at June 30, 2005
Small business term loans (payable in quarterly installments, including interest accrued at 4.4%, through February 2008)	$114
ANVAR subsidy (payable in installments of $121 and $60 in September 2005 and September 2006, respectively)	181
COFACE advances ($220 payable in 2005 and $64 payable in 2006)	284

$579

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Of SWT’s total debt obligations, $451 and $128 has been included in other current liabilities and other non-current liabilities, respectively, in the accompanying condensed consolidated balance sheet at June 30, 2005.

5.     Acquisition and Restructuring Charges

During the quarter ended June 30, 2005, in connection with our acquisition of SWT, we adopted a restructuring plan that included a reduction of our workforce and office space made redundant by the acquisition. In connection with this plan, we recorded a charge to operations of $0.3 million which consisted of a 0.1 million charge related to a reduction in our workforce, consisting primarily of employee severance costs, and a $0.2 million charge related to the accrual of estimated net future facility lease costs related to a vacated office lease. All of these charges represent future cash charges. As of June 30, 2005, the accruals relating to the workforce charge and the facility lease charge amounted to $0.1 million and $0.2 million, respectively.

Additionally, during the quarter ended June 30, 2005, we recorded non-recurring acquisition charges totaling $0.1, which consisted principally of internal acquisition-related travel costs that preceded the acquisition.

6.    Segment Information

We have a single reportable operating segment consisting of the development, marketing and servicing of input management solutions. Our President and Chief Executive Officer utilizes measurements of profitability related to this single operating segment, which are not disaggregated by product or geographical lines, to make primary business decisions and resource allocations.

International operations primarily consist of subsidiary offices in France, the United Kingdom, Germany, Spain and Australia, as well as a research and development center in Russia, and represent extensions of our core input management business.

Revenues derived from domestic and international sales, which are determined based on our primary selling office locations, were as follows during the quarters and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Domestic (United States)	$13,878	$12,937	$28,575	$25,788
% of total	69%	77%	76%	79%
International	$6,312	$3,865	$9,209	$6,876
% of total	31%	23%	24%	21%

No single customer accounted for 10% or more of our total revenues during the quarters or six months ended June 30, 2005 or 2004.

7.    Stock Option Award Modifications

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In May 2005, our Board of Directors approved an extension of the exercise period of certain stock options held by a former director. In connection with this award modification, we recorded a stock compensation charge of $0.3 million, which represented the intrinsic value of the options at the date of modification. This charge is included in general and administrative expense during the quarter and six months ended June 30, 2005.

8.    Guarantees

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements and certain vendor agreements, as well as standard indemnification agreements that we have executed with certain of our officers and directors, and give rise only to the disclosure requirements prescribed by FIN No. 45. We continue to monitor the conditions that are subject to these guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

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

9.    Contingencies

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

On May 27, 2005, we consummated our acquisition of SWT, a privately held France-based provider of automatic data extraction and intelligent document capture solutions and technology. The results of operations of SWT are included in our 2005 results of operations beginning on May 27, 2005.

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

Our business has historically been subject to some seasonality, principally as it relates to software license revenues. Our first quarters have generally been our weakest in terms of software license sales volume while our fourth quarters have generally been our strongest. We believe that this seasonality may be attributable to one or more of the following factors: i) when businesses feel comfortable spending their information technology budgets, ii) the impact that the Sarbanes-Oxley Act has had on the timing of new information technology deployments, and iii) sales commission plans based on calendar year achievement levels.

Results of Operations

The following tables set forth, in absolute dollars and as a percentage of total revenues, certain statement of operations data for the quarters and six months ended June 30, 2005 and 2004:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
	2005	2004	2005	2004
	(In thousands)				(In thousands)
Net revenues:
Software	$10,795	$8,426	53%	50%	$2,369	28%
Services	7,850	6,891	39%	41%	959	14%
Hardware and other	1,545	1,485	8%	9%	60	4%

Total revenues	20,190	16,802	100%	100%	3,388	20%

Cost of revenues:
Software	1,024	1,179	5%	7%	(155)	(13)%
Services	2,824	2,524	14%	15%	300	12%
Hardware and other	1,205	1,229	6%	7%	(24)	(2)%
Amortization of purchased intangibles	746	654	4%	4%	92	14%

Total cost of revenues	5,799	5,586	29%	33%	213	4%

Gross profit	14,391	11,216	71%	67%	3,175	28%

Operating expenses:
Research and development	2,830	2,506	14%	15%	324	13%
Sales and marketing	6,524	5,448	32%	32%	1,076	20%
General and administrative	2,450	1,704	12%	10%	746	44%
Acquisition and restructuring charges	429	—	2%	—	429	—
Write-off of in-process research and development	110	—	1%	—	110	—
Write-off of withdrawn stock offering costs	—	205	—	1%	(205)	(100)%

Total operating expenses	12,343	9,863	61%	59%	2,480	25%

Income from operations	2,048	1,353	10%	8%	695	51%
Interest and other income, net	136	58	1%	—	78	134%

Income before income taxes	2,184	1,411	11%	8%	773	55%
Provision for income taxes	784	550	4%	3%	234	43%

Net income	$1,400	$861	7%	5%	539	63%

	Six Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
	2005	2004	2005	2004
	(In thousands)				(In thousands)
Net revenues:
Software	$19,619	$15,104	52%	46%	$4,515	30%
Services	15,219	13,808	40%	42%	1,411	10%
Hardware and other	2,946	3,752	8%	11%	(806)	(21%)

Total revenues	37,784	32,664	100%	100%	5,120	16%

Cost of revenues:
Software	2,235	2,025	6%	6%	210	10%
Services	5,421	5,171	14%	16%	250	5%
Hardware and other	2,256	3,053	6%	9%	(797)	(26%)
Amortization of purchased intangibles	1,403	1,265	4%	4%	138	11%

Total cost of revenues	11,315	11,514	30%	35%	(199)	(2%)

Gross profit	26,469	21,150	70%	65%	5,319	25%

Operating expenses:
Research and development	5,241	5,197	14%	16%	44	1%
Sales and marketing	12,341	10,646	33%	33%	1,695	16%
General and administrative	4,366	2,972	12%	9%	1,394	47%
Acquisition and restructuring charges	429	—	1%	—	429	—
Write-off of in-process research and development	110	66	—	—	44	67%
Write-off of withdrawn stock offering costs	—	205	—	1%	(205)	(100%)

Total operating expenses	22,487	19,086	60%	58%	3,401	18%

Income from operations	3,982	2,064	11%	6%	1,918	93%
Interest and other income, net	267	129	1%	—	138	107%

Income before income taxes	4,249	2,193	11%	7%	2,056	94%
Provision for income taxes	1,619	855	4%	3%	764	89%

Net income	$2,630	$1,338	7%	4%	1,292	97%

Quarter Ended June 30, 2005 compared to Quarter Ended June 30, 2004

Revenues

Our total revenues increased 20% to $20.2 million in the quarter ended June 30, 2005 from $16.8 million in the quarter ended June 30, 2004.

Our software revenues increased 28% to $10.8 million in the quarter ended June 30, 2005 from $8.4 million in the quarter ended June 30, 2004. Software revenues accounted for 53% and 50% of total revenues in the quarters ended June 30, 2005 and 2004, respectively. The increase in software revenues in absolute dollars and as a percentage of total revenues was attributable primarily to strong software license sales execution by our direct sales force and channel partners domestically and also to an increase in international revenues resulting primarily from our acquisition of SWT.

Our service revenues increased 14% to $7.9 million in the quarter ended June 30, 2005 from $6.9 million in the quarter ended June 30, 2004. Service revenues accounted for 39% and 41% of total revenues in the quarters ended June 30, 2005 and 2004, respectively. The increase in service revenues in absolute dollars was attributable primarily to an increase in maintenance revenues resulting from a growing installed base of customers, most of who purchase and renew ongoing maintenance and support. The decrease in service revenues as a percentage of total revenues was attributable primarily to the increase in software revenues.

Our hardware and other revenues increased 4% to $1.5 million in the quarter ended June 30, 2005 from $1.5 million in the quarter ended June 30, 2004. Hardware and other revenues accounted for 8% and 9% of total revenues in the quarters ended June 30, 2005 and 2004, respectively. The decrease in hardware and other revenues in absolute dollars and as a percentage of total revenues resulted primarily from a decrease in digital scanner sales quarter over quarter.

International revenues totaled $6.3 million and $3.9 million in the quarters ended June 30, 2005 and 2004, respectively, representing 31% and 23% of total revenues in each of these quarters.

Gross Profit

Gross profit increased 28% to $14.4 million in the quarter ended June 30, 2005 from $11.2 million in the quarter ended June 30, 2004. Gross profit as a percentage of total revenues increased to 71% in the quarter ended June 30, 2005 from 67% in the quarter ended June 30, 2004. The increase in absolute dollars and as a percentage of total revenue was attributable primarily to the increase in software revenues, which have higher margins than service and hardware revenues, and to higher margins on our software sales due to a lower royalty component mix in the software we sold. The economies of scale gained by leveraging existing maintenance infrastructure to support higher maintenance revenues also contributed to the gross profit percentage increase.

Research and Development

Research and development expenses increased 13% to $2.8 million in the quarter ended June 30, 2005 from $2.5 million in the quarter ended June 30, 2004. As a percentage of total revenues, research and development expenses decreased to 14% in the quarter ended June 30, 2005 from 15% in the quarter ended June 30, 2004. The increase in absolute dollars was attributable primarily to an increase in research and development personnel in our Russia product development office and as a result of our SWT acquisition. The decrease as a percentage of total revenue was attributable primarily to cost benefits gained through the expanded utilization of lower cost research and development personnel in Russia to supplement our product development efforts.

Sales and Marketing

Sales and marketing expenses increased 20% to $6.5 million in the quarter ended June 30, 2005 from $5.4 million in the quarter ended June 30, 2004. As a percentage of total revenues, sales and marketing expenses remained consistent at 32% in the quarters ended June 30, 2005 and 2004. The increase in absolute dollars was attributable primarily to the expansion of our sales organization and related labor cost increases, including those related to SWT, an increase sales commission expense and an increase in tradeshow expenditures.

General and Administrative

General and administrative expenses increased 44% to $2.5 million in the quarter ended June 30, 2005 from $1.7 million in the quarter ended June 30, 2004. As a percentage of total revenues, general and administrative expenses increased to 12% in the quarter ended June 30, 2005 from 10% in the quarter ended June 30, 2004. The increase in absolute dollars and as a percentage of total revenue was attributable primarily to an increase in headcount related to the expansion of our operations, including those related to SWT, and to the recognition of a stock compensation charge related to the modification of a former director’s stock option awards in the quarter ended June 30, 2005.

Acquisition and Restructuring Charges

During the quarter ended June 30, 2005, in connection with our acquisition of SWT, we recognized expenses totaling $0.4 million which consisted of a $0.3 million restructuring charge that resulted from a reduction of our workforce and office space made redundant by the acquisition and $0.1 million in internal acquisition-related travel expenses that preceded the acquisition.

In-Process Research and Development

In connection with our acquisition of SWT in the quarter ended June 30, 2005, we recorded $0.1 million charge related to acquired in-process research and development. No in-process research and development charge was recorded in the quarter ended June 30, 2004.

Provision for Income Taxes

Our tax rate for the quarter ended June 30, 2005 was 35.9%, as compared to a tax rate of 39.0% in the quarter ended June 30, 2004. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. During the quarter ended June 30, 2005, we revised our estimates of foreign taxable income, which is taxed at lower statutory rates than domestic income, as a percentage of estimated total taxable income in 2005. This revision had the impact of reducing our estimate of the 2005 effective tax rate from 40.4% to 38.1%, and resulted in an adjusted net tax rate of 35.9% for the quarter ended June 30, 2005.

Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004

Revenues

Our total revenues increased 16% to $37.8 million in the six months ended June 30, 2005 from $32.7 million in the six months ended June 30, 2004.

Our software revenues increased 30% to $19.6 million in the six months ended June 30, 2005 from $15.1 million in the six months ended June 30, 2004. Software revenues accounted for 52% and 46% of total revenues in the six months ended June 30, 2005 and 2004, respectively. The increase in software revenues in absolute dollars and as a percentage of total revenues was attributable primarily to strong software license sales execution by our direct sales force and channel partners domestically.

Our service revenues increased 10% to $15.2 million in the six months ended June 30, 2005 from $13.8 million in the six months ended June 30, 2004. Service revenues accounted for 40% and 42% of total revenues in the six months ended June 30, 2005 and 2004, respectively. The increase in service revenues in absolute dollars was attributable primarily to an increase in maintenance revenues resulting from a growing installed base of customers, most of who purchase and renew ongoing maintenance and support. The decrease in service revenues as a percentage of total revenues was attributable primarily to the increase in software revenues.

Our hardware and other revenues decreased 21% to $2.9 million in the six months ended June 30, 2005 from $3.8 million in the six months ended June 30, 2004. Hardware and other revenues accounted for 8% and 11% of total revenues in the six months ended June 30, 2005 and 2004, respectively. The decrease in hardware and other revenues in absolute dollars and as a percentage of total revenues resulted primarily from a decrease in digital scanner sales period over period.

International revenues totaled $9.2 million and $6.9 million in the six months ended June 30, 2005 and 2004, respectively, representing 24% and 21% in the six months ended June 30, 2005 and 2004, respectively.

Gross Profit

Gross profit increased 25% to $26.5 million in the six months ended June 30, 2005 from $21.2 million in the six months ended June 30, 2004. Gross profit as a percentage of total revenues increased to 70% in the six months ended June 30, 2005 from 65% in the six months ended June 30, 2004. The increase in absolute dollars and as a percentage of total revenue was attributable primarily to the increase in software revenues, which have higher margins than service and hardware revenues. The decrease in hardware and other revenues, which have lower gross margins than software and service revenues, and economies of scale gained by leveraging existing maintenance infrastructure to support higher maintenance revenues also contributed to the gross profit percentage increase.

Research and Development

Research and development expenses totaled $5.2 million in both the six months ended June 30, 2005 and 2004. As a percentage of total revenues, research and development expenses decreased to 14% in the six months ended June 30, 2005 from 16% in the six months ended June 30, 2004. The decrease as a percentage of total revenue was attributable primarily to cost benefits gained through the utilization of lower cost research and development personnel in Russia to supplement our product development efforts beginning in the second quarter of 2004.

Sales and Marketing

Sales and marketing expenses increased 16% to $12.3 million in the six months ended June 30, 2005 from $10.6 million in the six months ended June 30, 2004. As a percentage of total revenues, sales and marketing expenses remained consistent at 33% in the six months ended June 30, 2005 and 2004. The increase in absolute dollars was attributable primarily to an increase sales commission expense, the expansion of our sales organization and related labor cost increases, and an increase in tradeshow expenditures.

General and Administrative

General and administrative expenses increased 47% to $4.4 million in the six months ended June 30, 2005 from $3.0 million in the six months ended June 30, 2004. As a percentage of total revenues, general and administrative expenses increased to 12% in the six months ended June 30, 2005 from 9% in the six months ended June 30, 2004. The increase in absolute dollars and as a percentage of revenue was attributable primarily to an increase in professional service fees, including audit and consulting fees, relating to our first year Sarbanes-Oxley Act compliance initiatives that were completed in the first quarter of 2005, an increase in headcount related to the expansion of our operations, and the recognition of a stock compensation charge related to the modification of a former director’s stock option awards in the six months ended June 30, 2005.

Acquisition and Restructuring Charges

During the six months ended June 30, 2005, in connection with our acquisition of SWT, we recognized expenses totaling $0.4 million which consisted of a $0.3 million restructuring charge that resulted from a reduction of our workforce and office space made redundant by the acquisition and $0.1 million in internal acquisition-related travel expenses that preceded the acquisition.

In-Process Research and Development

In connection with our acquisition of SWT in the six months ended June 30, 2005, we recorded $0.1 million charge related to acquired in-process research and development. In connection with our acquisition of Context in the six months ended June 30, 2004, we recorded $0.1 million charge related to acquired in-process research and development.

Provision for Income Taxes

Our effective tax rate for the six months ended June 30, 2005 was 38.1%, as compared to an effective tax rate of 39.0% in the six months ended June 30, 2004. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The decrease in our effective tax rate is attributable primarily to revised estimates of foreign taxable income, which is taxed at lower statutory rates than domestic income, as a percentage of total estimated taxable income in 2005.

Liquidity and Capital Resources

Our working capital decreased from $21.5 million at December 31, 2004 to $8.9 million at June 30, 2005. The $12.6 million decrease in working capital consisted of a $7.3 million decrease in cash and cash equivalents, a $0.5 million decrease in prepaid and other current assets, a $0.8 million increase in deferred revenue, and a $4.4 million combined increase in other current liabilities, partially offset by a $0.4 million increase in accounts receivable, net. The decrease in cash and cash equivalents was attributable primarily to our acquisition of SWT. The increase in deferred revenue was attributable primarily to the addition of deferred maintenance revenues recorded in connection with our acquisition of SWT. The increase in other current liabilities was attributable primarily to an increase in accrued liabilities related to SWT, including accrued acquisition costs.

Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $5.1 million in the six months ended June 30, 2004 to $7.8 million in the six months ended June 30, 2005. The increase was attributable primarily to an increase in income before non-cash charges, including depreciation and amortization, the tax benefit from stock option exercises, stock compensation expense, and the write-off of in-process research and development.

Net cash used in investing activities increased from $5.9 million in the six months ended June 30, 2004 to $16.2 million in the six months ended June 30, 2005. The increase was attributable primarily to the use of $15.8 million in cash, net of cash acquired, to acquire SWT during the six months ended June 30, 2005.

Net cash provided by financing activities decreased from $3.9 million in the six months ended June 30, 2004 to $1.2 million in the six months ended June 30, 2005. Net cash provided by financing activities related primarily to proceeds from the exercise of common stock options and the sale of common stock under our employee stock purchase plan in both periods. The decrease resulted from lower stock option exercise activity and lower sales of common stock under our employee stock purchase plan in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

We are party to a credit agreement with a bank that provides for a revolving line of credit through August 2005. Borrowings under the credit agreement are limited to the lesser of $3.0 million or 80% of eligible accounts receivable, as defined, and bear interest at the bank’s prime rate plus 0.5%. Borrowings under this agreement are secured by substantially all of our assets. At June 30, 2005, there were no outstanding amounts borrowed under this credit agreement. The credit agreement restricts us from paying dividends on our common stock, conducting merger and acquisition activities, or otherwise effecting material changes to our business without the express written consent of the bank, and also stipulates various financial covenants that include, but are not limited to, minimum monthly working capital and quarterly earnings levels. At June 30, 2005, we were in compliance with all covenants prescribed by this credit agreement.

We assumed $0.7 million in debt obligations in connection with our acquisition of SWT that included a small business term loan, ANVAR subsidy advances and COFACE advances. ANVAR is a French organization that provides research and development subsidies to finance corporate development projects. COFACE is an affiliate of a French banking organization that provides advances to corporations for foreign expansion via insurance contracts that are designated to cover foreign losses resulting from French product exportation. At June 30, 2005, our total liability under these obligations amounted to $0.6 million, $0.4 million of which is payable during the second half of 2005 and the remainder of which is primarily payable in 2006.

As of June 30, 2005, we had $20.0 million in cash and cash equivalents. We believe that these balances, anticipated future cash flows from operating and financing activities and, as necessary, borrowings under our credit agreement, will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. We may, however, seek additional equity or debt financing to fund further expansion, including potential future acquisitions of technologies or businesses. There can be no assurance that additional financing will be available on terms favorable to us, or at all.

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

Revenue related to the sale of hardware and other products, which we typically procure from third-party vendors and resell to our customers for use with our software solutions, is recognized upon delivery provided that persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collectibility is reasonably assured. Hardware and other product revenues are generally recognized on a gross basis because: (i) we are the primary obligor in our customer arrangements; (ii) we assume inventory, credit and collection risk with respect to these products; and (iii) we have latitude in establishing the price of such products with our customers. In instances where these criteria are not met, we would recognize revenue on a net, or commission basis.

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

We test goodwill for impairment at least annually during the second quarter of each year and more frequently if impairment indicators are identified. In connection with our most recent annual impairment testing date in the second quarter of 2005, we determined that there was no impairment. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of our business below its carrying value. We will continue to monitor our goodwill balance and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.

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

We may not realize the benefits we expect from the acquisition of SWT.

The integration of SWT’s business into Captiva may be time consuming and expensive, and may disrupt our business. After the acquisition, we will need to overcome significant challenges in order to realize any benefits or synergies from the acquisition. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

•	integrating the technologies of the two companies;

•	entering markets in which we have no or limited prior experience;

•	successfully completing the development of SWT’s technology and developing commercial products based on that technology;

•	retaining and assimilating the key personnel of SWT;

•	attracting additional customers for products based on SWT’s technology;

•	implementing and maintaining uniform standards, controls, processes, procedures, policies and information systems; and

•	managing expenses of any undisclosed or potential legal liability of SWT.

The process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of SWT’s technology could have an adverse effect on our business, results of operations or financial condition. We may not succeed in addressing these risks or any other problems encountered in connection with the transaction. The inability to successfully integrate the technology and personnel of SWT, or any significant delay in achieving integration, could have an adverse effect on us and, as a result, on the market price of our common stock.

Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

As part of our business strategy, we intend to continue to enter new markets and to expand our presence in existing markets by acquiring companies that allow us to increase our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base. Acquisitions, including most recently our acquisition of SWT, are accompanied by the risks commonly encountered in acquisitions of businesses, which include:

•	the financial and strategic goals for the acquired and combined business may not be achieved;

•	the possibility that we will pay more than the acquired companies or assets are worth;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	challenges in retaining customers of the acquired business, and customer dissatisfaction or performance problems with the acquired business post acquisition;

•	the potential product liability associated with the sale of the acquired companies’ products;

•	the potential disruption of our ongoing business;

•	the potential dilution of our existing stockholders and earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	the distraction of management from our ongoing business;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	The possibility that the acquired companies do not ultimately achieve the strategic purposes intended; and

•	Other unanticipated events or circumstances.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted. Such dilution could adversely affect the market price of our stock. It is also possible that at some point in the future we may decide to enter new markets, thus subjecting ourselves to new risks associated with those markets. Acquisitions of businesses having a significant presence outside the U.S., such as SWT, will increase our relative exposure to the risks of conducting operations in international markets. If we fail to achieve the anticipated benefits of any acquisitions we complete, our business, operating results, financial condition and prospects may be impaired.

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

We currently have international operations, including offices in the United Kingdom, Germany, Australia, Russia, France, and Spain. During the quarters ended June 30, 2005 and 2004, international sales represented 31% and 23% of our revenues, respectively, and during the six months ended June 30, 2005 and 2004, international sales represented 24% and 21% of our revenues, respectively. We anticipate that international sales will increase as a percentage of our revenues and that, for the foreseeable future, a significant portion of our revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. We could enter additional international markets, which would require significant management time and financial resources and which, in turn, could adversely affect our operating margins and earnings. To expand international sales, we may establish additional international operations, expand international sales channels, management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our international sales growth, if any, will be limited, and our business, operating results and financial condition may be harmed. Even if we are able to expand international operations successfully, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

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

Most of our revenues are currently derived from sales of and services associated with five software product lines. If demand for these product lines declines or fails to grow as expected, our revenues will be harmed.

We derive substantially all of our revenues from our FormWare, Input Accel, SWT, Pixel and Context product lines. Our future operating results will depend heavily upon continued and widespread market acceptance for these product lines and enhancements to these products. A decline in the demand for any of these product lines as a result of competition, technological change or other factors may cause our revenues to decrease.

In the past, we have depended heavily on service revenues to increase overall revenues, and we may not be able to sustain the existing levels of profitability of this part of our business.

Many of our customers enter into professional services and maintenance agreements, which together comprise a significant portion of our revenues. Service revenues represented 39% and 41% of our total revenues during the quarters ended June 30, 2005 and 2004, respectively, and 40% and 42% of our total revenues during the six months ended June 30, 2005 and 2004. The level of service revenues in the future will depend largely upon growing our professional services group and ongoing renewals of customer maintenance contracts by our installed customer base. Our professional services revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer maintenance contracts might be reduced in size or scope or might not be renewed in the future.

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

As a result of the Merger and our acquisition of Context and SWT, we have recorded substantial goodwill and intangible assets. These non-cash charges will negatively affect earnings during these amortization periods, which could have a negative effect on our stock price. Additionally, we are required to test our goodwill for impairment at least annually, and more often if impairment indicators arise, and to review our intangible assets for impairment if indicators of impairment are present. In the event that we determine that our goodwill or intangible assets have become impaired, we would be required to recognize a non-cash charge that would negatively impact earnings in the impairment period, which could also have a negative effect on our stock price.

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

Although we believe our existing internal control over financial reporting is effective, there is no assurance that we will meet the certification requirements at the end of any reporting period, which could result in inclusion of a negative attestation report of our independent registered public accounting firm in our subsequent annual report and cause a decline in our stock price.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy allows us to invest in high credit quality securities such as money market funds, debt instruments of the United States government and its agencies and high quality corporate issuers. To date, our investments of excess cash have principally consisted of bank money market accounts. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. At June 30, 2005, our cash and cash equivalents totaled $20.0 million, and consisted primarily of cash and money market accounts in banks with an original maturity of 90 days or less at the time of purchase.

We have operations internationally and, as a result, are subject to various risks, including foreign currency risks. We have not entered into foreign currency contracts for purposes of hedging or speculation. To date, we have not realized any significant gains or losses from transactions denominated in foreign currencies. During the quarter ended June 30, 2005, 23% of our sales and 22% of our operating expenses were denominated in currencies other than the United States dollar. During the six months ended June 30, 2005, 19% of our sales and 19% of our operating expenses were denominated in currencies other than the United States dollar. These foreign currencies are primarily British Pounds, Euros, Russian Roubles, and Australian dollars. Additionally, substantially all of the receivables and payables of our international subsidiaries are denominated in their respective local currencies.

Item 4 – Controls and Procedures

An evaluation regarding the effectiveness of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report, was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005. No change in our internal control over financial reporting was identified in connection with the evaluation mentioned above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1 of Part II.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 27, 2005, we issued 179,498 shares of Captiva common stock in connection with our acquisition of SWT. The issuance of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S thereof, on the basis that the transaction did not involve a public offering.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Captiva Software Corporation was held on May 26, 2005 to vote on the following proposals:

1. To elect directors to serve for the ensuing year and until their successors are elected.

2. To approve an increase in the aggregate number of shares of common stock authorized for issuance under our Amended and Restated 1993 Stock Option/Stock Issuance Plan by 1,000,000 shares.

3. To ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Captiva Software Corporation for its fiscal year ending December 31, 2005.

The results were as follows:

	For	Withheld Authority	Abstained	Broker Non-Votes
Proposal 1
Reynolds C. Bish	11,112,538	437,883	—	—
Joe A. Rose	10,947,193	603,228	—	—
Patrick L. Edsell	11,120,253	430,168	—	—

Bruce Silver	11,120,253	430,168	—	—

Jeffrey J. Lenches	10,949,686	600,735	—	—
Mel S. Lavitt	10,949,786	600,635	—	—

	For	Against	Abstained	Broker Non-Votes
Proposal 2	6,930,319	1,759,229	8,857	2,852,016
Proposal 3	11,483,715	56,549	10,157	—

A more detailed discussion of each matter is included in Captiva Software Corporation’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 5.    Other Information

None.

Item 6.	Exhibits

a. Exhibits

Exhibit Number	Description
2.1	Agreement for the Sale, Purchase and Exchange of Shares in SWT SA between Certain Shareholders of SWT, Captiva Software Corporation and Captiva Software France EURL dated May 10, 2005.
2.2	Amendment Number 1 to the Agreement for the Sale, Purchase and Exchange of Shares in SWT SA between Certain Shareholders of SWT, Captiva Software Corporation and Captiva Software France EURL dated May 27, 2005.
10.1	Addendum – France, to the registrant’s Amended and Restated 1993 Stock Option Plan/Stock Issuance Plan and 2003 New Executive Recruitment Stock Option Plan
31.1	Certification by Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certain schedules are omitted from the Agreement for the Sale, Purchase and Exchange of Shares in SWT SA between Certain Shareholders of SWT, Captiva Software Corporation and Captiva Software France EURL dated May 10, 2005 filed as Exhibit 2,1 and the Amendment Number 1 to the Agreement for the Sale, Purchase and Exchange of Shares in SWT SA between Certain Shareholders of SWT, Captiva Software Corporation and Captiva Software France EURL dated May 27, 2005; however, the Company will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTIVA SOFTWARE CORPORATION

Date: August 9, 2005	/s/ REYNOLDS C. BISH
Reynolds C. Bish
Chief Executive Officer

/s/ RICK E. RUSSO
Rick E. Russo
Chief Financial Officer