Form 10-Q
period 2005-09-30
CAPTIVA SOFTWARE CORP
filed 2005-11-09
CIK 909276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Transition Period From              To

Commission file number 0-22292

Captiva Software Corporation

(Exact name of Registrant as specified in its charter)

Delaware	77-0104275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10145 Pacific Heights Boulevard

San Diego, CA 92121

(858) 320-1000

(Address of registrant’s principal executive offices)

Former name, former address and former fiscal year, if changed since last report:    N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, there were 13,402,461 shares of the registrant’s common stock, par value $0.01, outstanding.

CAPTIVA SOFTWARE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$24,643	$27,273
Accounts receivable, net	13,902	13,612
Prepaid expenses and other current assets	2,714	3,301

Total current assets	41,259	44,186
Property and equipment, net	1,648	1,355
Other assets	1,643	1,558
Goodwill	26,252	10,244
Intangible assets, net	6,707	3,197

Total assets	$77,509	$60,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,633	$1,462
Accrued compensation and related liabilities	4,104	3,372
Other liabilities	5,682	4,508
Deferred revenue	13,540	13,296

Total current liabilities	25,959	22,638
Deferred revenue	530	496
Other liabilities	390	359

Total liabilities	$26,879	$23,493

Stockholders’ equity:
Preferred stock	—	—
Common stock	134	123
Additional paid-in capital	42,489	32,549
Retained earnings	8,685	4,179
Accumulated other comprehensive income (loss)	(678)	196

Total stockholders’ equity	$50,630	$37,047

Total liabilities and stockholders’ equity	$77,509	$60,540

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues:
Software	$10,342	$6,562	$29,961	$21,666
Services	8,875	6,979	24,093	20,787
Hardware and other	1,939	1,466	4,885	5,218

Total revenues	21,156	15,007	58,939	47,671

Cost of revenues:
Software	843	862	3,078	2,887
Services	3,434	2,591	8,854	7,762
Hardware and other	1,539	1,183	3,795	4,236
Amortization of purchased intangible assets	622	654	2,026	1,919

Total cost of revenues	6,438	5,290	17,753	16,804

Gross profit	14,718	9,717	41,186	30,867

Operating expenses:
Research and development	2,933	2,242	8,174	7,439
Sales and marketing	6,420	4,858	18,761	15,504
General and administrative	2,171	1,919	6,537	4,891
Acquisition and restructuring charges	325	(181)	754	(181)
Write-off of in-process research and development	—	—	110	66
Write-off of withdrawn stock offering costs	—	—	—	205

Total operating expenses	11,849	8,838	34,336	27,924

Income from operations	2,869	879	6,850	2,943
Interest and other income, net	162	62	430	191

Income before income taxes	3,031	941	7,280	3,134
Provision for income taxes	1,155	367	2,774	1,222

Net income	$1,876	$574	$4,506	$1,912

Earnings per share:
Basic	$0.14	$0.05	$0.36	$0.17

Diluted	$0.13	$0.04	$0.33	$0.15

Shares used in computing earnings per share:
Basic	13,115	11,969	12,674	11,486

Diluted	14,326	13,225	13,782	13,116

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2004	12,294	$123	$32,549	$4,179	$196	$37,047
Common stock issued under:
Stock option plans	837	8	2,986			2,994
Employee stock purchase plan	64	1	464			465
Common stock issued in conjunction with the acquisition of SWT	179	2	2,181			2,183
Stock compensation expense			323			323
Tax benefit from stock option exercises			3,986			3,986
Net income				4,506		4,506	4,506
Cumulative translation adjustments					(874)	(874)	(874)

Balance at September 30, 2005	13,374	134	42,489	8,685	(678)	50,630	3,632

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Nine months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,506	$1,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,582	2,355
Tax benefit from stock option exercises	3,986	3,175
Deferred income taxes	(1,134)	(1,889)
Stock compensation expense	323	—
Write-off of in-process research and development	110	66
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,733	3,837
Prepaid expenses and other current assets	976	1,157
Accounts payable	(299)	(455)
Deferred revenue	(770)	(1,358)
Other liabilities	(333)	(8)

Net cash provided by operating activities:	11,680	8,792

Cash flows from investing activities:
Purchases of property and equipment	(530)	(679)
Cash paid to acquire SWT, net of cash acquired	(16,892)	—
Cash paid to acquire Context	—	(5,459)

Net cash used in investing activities:	(17,422)	(6,138)

Cash flows from financing activities:
Repayment of SWT debt obligations	(124)	—
Proceeds from issuance of common stock	3,459	4,350

Net cash provided by financing activities	3,335	4,350

Effect of exchange rate changes on cash	(223)	(22)

Net increase (decrease) in cash and cash equivalents	(2,630)	6,982
Cash and cash equivalents at beginning of period	27,273	16,038

Cash and cash equivalents at end of period	$24,643	$23,020

Non-cash financing activities:
Issuance of common stock in SWT acquisition	$2,183	$—

See accompanying notes to consolidated financial statements.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Nature of Business

Captiva Software Corporation

Captiva Software Corporation (together with its consolidated subsidiaries, referred to herein as we, us, our and Captiva) develops, markets and services input management software that helps automate and manage the capture of external information into an organization’s internal computing systems.

As discussed in Note 10, we have entered into a definitive Agreement and Plan of Merger with EMC Corporation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, intangible assets and deferred tax assets; the ability to estimate hours in connection with fixed-fee service contracts; and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured in connection with revenue recognition.

Stock-Based Compensation

We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for fixed employee stock awards would be measured as the excess, if any, of the quoted market price of our common stock on the grant date over the amount an employee must pay to acquire the stock and would be amortized over the related service periods. Under the intrinsic value method, no compensation expense was recognized during the quarter or nine months ended September 30, 2005 or 2004 related to new awards. Refer to Note 7 for a discussion of compensation expense recorded as a result of award modifications.

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Had compensation cost for our employee stock-based compensation awards been determined based on the fair value method, the amount of employee stock-based compensation cost and our pro forma results for the quarter and nine months ended September 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$1,876	$574	$4,506	$1,912
Stock-based employee compensation cost, net of tax, utilizing the fair value method	(779)	(761)	(3,120)	(1,995)

Pro forma net income	$1,097	$(187)	$1,386	$(83)

Earnings per share as reported:
Basic	$0.14	$0.05	$0.36	$0.17

Diluted	$0.13	$0.04	$0.33	$0.15

Pro forma earnings per share:
Basic	$0.08	$(0.02)	$0.11	$(0.01)

Diluted	$0.08	$(0.01)	$0.10	$(0.01)

The pro forma net income and earnings per share amounts for the quarter and nine months ended September 30, 2004 have been adjusted from that originally reported (pro forma net loss of $0.1 million and $0.0 million for the quarter and nine months ended September 30, 2004, respectively, and pro forma basic and diluted net loss per share of $0.01 and $0.00 for the quarter and nine months ended September 30, 2004, respectively), to reflect revisions in our calculation of stock-based employee compensation cost related to purchase rights issued under our employee stock purchase plan, as well as certain tax benefit attributes.

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally do not recognize compensation cost for employee stock option awards. Accordingly, we expect that the adoption of SFAS No. 123(R)’s fair value method will have a material and adverse impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based awards granted by us in the future and other factors. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as is currently prescribed by SFAS No. 95. To the extent that we continue to recognize tax benefits upon the exercise or disqualifying disposition of employee stock options, our adoption of SFAS No. 123(R) will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption.

2.	Intangible Assets

Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2005:
Completed technology	$8,831	$(6,014)	$2,817
Customer contracts and relationships	4,736	(1,108)	3,628
Trademarks and trade names	856	(474)	382
Patents	163	(69)	94

	$14,586	$(7,665)	$6,921

Foreign currency translation adjustment			(214)

			$6,707

December 31, 2004:
Completed technology	$6,371	$(4,518)	$1,853
Customer contracts and relationships	1,536	(733)	803
Trademarks and trade names	766	(344)	422
Patents	163	(44)	119

	$8,836	$(5,639)	$3,197

Amortization expense related to our intangible assets totaled $0.6 million and $2.0 million during the quarter and nine months ended September 30, 2005, respectively, and $0.7 million and $1.9 million during the quarter and nine months ended September 30, 2004, respectively. Future amortization expense for the remainder of 2005 and for 2006, 2007, 2008 and 2009 is expected to be $0.5 million, $1.8 million, $1.3 million, $1.2 million and $0.7 million respectively, excluding any incremental expense that could result if we consummate future acquisitions.

3.	Computation of Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding as well as potential common shares resulting from the exercise of outstanding stock options when they are dilutive under the treasury stock method. Dilutive securities consisting of 1.2 million shares and 1.1 million shares related to outstanding stock options are included in the diluted earnings per share calculations for the quarter and nine months ended September 30, 2005, respectively. Dilutive securities consisting of 1.3 million and 1.6 million shares related to outstanding stock options are included in the diluted earnings per share calculations for the quarter and nine months ended

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

September 30, 2004, respectively. Potentially dilutive securities consisting of 0.1 million shares related to outstanding stock options were excluded from the diluted earnings per share calculations in the nine months ended September 30, 2005 and 0.8 million and 0.6 million shares for the quarter and nine months ended September 30, 2004, respectively, because they were anti-dilutive. There were no potentially dilutive securities related to outstanding stock options excluded from the diluted earnings per share calculation in the quarter ended September 30, 2005.

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

The assumed value of the Captiva common stock issued in the acquisition was calculated based on the average closing price of our common stock for the five day period beginning two days before and ending two days after the public announcement of the acquisition.

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

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The following table summarizes unaudited pro forma statement of operations data as if our acquisition of SWT had occurred on January 1, 2004 (unaudited; in thousands, except per share data):

	Quarter Ended September 30,	Nine Months Ended September 30,
	2004	2005	2004
Revenues	$16,360	$62,233	$52,517
Net income (loss)	(402)	(2,862)	(195)
Basic earnings (loss) per share	$(0.03)	$0.22	$(0.02)
Diluted earnings (loss) per share	(0.03)	0.21	(0.01)

These unaudited pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place on January 1, 2004.

SWT Debt Obligations

In connection with the acquisition of SWT, we assumed debt obligations consisting of a small business term loan, ANVAR subsidy advances and COFACE advances. ANVAR is a French organization that provides research and development subsidies to finance corporate development projects. Under the terms of the ANVAR loan subsidies, repayment is required only upon the success of defined research projects. If the projects are not deemed successful as per the project definitions, the subsidy loans are forgiven. COFACE is an affiliate of a French banking organization that provides advances to corporations for foreign expansion via insurance contracts that are designated to cover foreign losses resulting from French product exportation. Under the terms of the COFACE contracts, repayment of the advances may be forgiven if foreign expansion results do not achieve certain defined financial levels. SWT debt obligations as of September 30, 2005 are as follows (in thousands):

Liability at September 30, 2005
Small business term loans (payable in quarterly installments, including interest accrued at 4.4%, through February 2008)	$98
Obligation under ANVAR subsidy (repayment to occur within one year from September 30, 2005)	181
COFACE advances (repayment to occur within one year from September 30, 2005)	284

$563

Of SWT’s total debt obligations, $505 and $58 has been included in other current liabilities and other non-current liabilities, respectively, in the accompanying condensed consolidated balance sheet at September 30, 2005.

5.	Acquisition and Restructuring Charges

In connection with our acquisition of SWT, we adopted a restructuring plan that included a reduction of our workforce and office space made redundant by the acquisition. In connection with this plan, we recorded a

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

charge to operations during the nine months ended September 30, 2005 of $0.3 million which consisted of a $0.1 million charge related to a reduction in our workforce, consisting primarily of employee severance costs, and a $0.2 million charge related to the accrual of estimated net future facility lease costs related to a vacated office lease. All of these charges represent future cash charges. As of September 30, 2005, the accruals relating to the workforce charge and the facility lease charge amounted to less than $0.1 million and $0.1 million, respectively.

Additionally, during the quarter ended June 30, 2005, we recorded non-recurring acquisition charges totaling $0.1, which consisted principally of internal acquisition-related travel costs that preceded the SWT acquisition.

During the quarter ended September 30, 2005, we recorded a charge to operations of $0.3 million that consisted principally of external legal costs related to advisory services that preceded our execution of the Agreement and Plan of Merger with EMC Corporation (see Note 10).

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

Revenues derived from domestic and international sales, which are determined based on our primary selling office locations, were as follows during the quarter and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Domestic (United States)	$15,634	$11,321	$44,208	$37,108
% of total	74%	75%	75%	78%
International	$5,522	$3,686	$14,731	$10,563
% of total	26%	25%	25%	22%

No single customer accounted for 10% or more of our total revenues during the quarter or nine months ended September 30, 2005 or 2004.

7.	Stock Option Award Modifications

In February 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers under our stock option plans. This action affected all unvested options with exercise prices greater than $11.51 on February 9, 2005. As a result of this action, options to purchase approximately 0.5 million shares of our common stock that would have otherwise vested over an approximate 39-month period became fully vested. In connection therewith, all of our affected executive officers have entered into agreements not to sell shares acquired through the exercise of an accelerated option prior to the date on which exercise would have been permitted under the options’ original vesting terms, other than shares sold for payment of taxes resulting from the exercise or in the case of termination of employment. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would be recorded in future periods following our adoption of SFAS No. 123(R).

In May 2005, our Board of Directors approved an extension of the exercise period of certain stock options held by a former director. In connection with this award modification, we recorded a stock compensation charge of

CAPTIVA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

$0.3 million, which represented the intrinsic value of the options at the date of modification. This charge is included in general and administrative expense during the nine months ended September 30, 2005.

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

Indemnification and warranty provisions contained within our customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery or installation of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations. We have executed indemnification agreements with certain of our officers and directors that would require us to indemnify such officers and directors in certain instances. We have not incurred obligations under these indemnification agreements historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential officer or director indemnification obligations. The maximum potential amount of future payments that we could be required to make under the indemnification provisions in our customer license and service agreements, and officer and director agreements is unlimited.

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

10.	Subsequent Event

On October 20, 2005, we entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with EMC Corporation, a Massachusetts corporation (EMC), and Epiphany Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of EMC (the Merger Sub). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Captiva, with Captiva continuing as the surviving corporation and a wholly-owned subsidiary of EMC (the Merger).

Consummation of the Merger is subject to approval by our stockholders, regulatory approvals and other customary closing conditions. Our Board of Directors has unanimously approved the Merger Agreement and determined that the Merger is advisable and in the best interests of our stockholders. At the effective time and as a result of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and extinguished and automatically converted into the right to receive an amount of cash equal to $22.25, without interest.

The Merger Agreement contains certain termination rights for both EMC and us, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay EMC a termination fee of $11,585,000 and reimburse EMC up to $3,000,000 in fees and expenses of EMC actually incurred relating to the transaction contemplated by the Merger Agreement.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements relate to, among other things, future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other words of similar meaning. These statements are only predictions based on information currently available to us. Actual events or results may differ materially. Risks that may cause actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and identified from time to time in our filings with the U.S. Securities and Exchange Commission. Although we believe that the estimates and expectations reflected in the forward-looking statements are reasonable at the time the statements are made, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

We are a Delaware corporation, formed by the merger of ActionPoint, Inc., a Delaware corporation (ActionPoint), with Captiva Software Corporation, a California corporation (Old Captiva), in the third quarter of 2002 (the ActionPoint and Captiva Merger), pursuant to which ActionPoint acquired all of the capital stock of Old Captiva. In connection with the Merger, Old Captiva became a wholly-owned subsidiary of ActionPoint and ActionPoint changed its name to Captiva Software Corporation.

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

Our business has historically been subject to some seasonality, principally as it relates to software license revenues. Our first and third quarters have generally been our weakest in terms of software license sales volume while our fourth quarters have generally been our strongest. We believe that this seasonality may be attributable to one or more of the following factors: i) when businesses feel comfortable spending their information technology budgets, ii) the impact of vacations in our third quarter, and iii) sales commission plans based on calendar year achievement levels.

Pending Merger with EMC Corporation

On October 20, 2005, we entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with EMC Corporation, a Massachusetts corporation (EMC), and Epiphany Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of EMC (the Merger Sub). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Captiva, with Captiva continuing as the surviving corporation and a wholly-owned subsidiary of EMC (the Merger).

Consummation of the Merger is subject to approval by our stockholders, regulatory approvals and other customary closing conditions. Our Board of Directors has unanimously approved the Merger Agreement and determined that the Merger is advisable and in the best interests of our stockholders. At the effective time and as a result of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and extinguished and automatically converted into the right to receive an amount of cash equal to $22.25, without interest.

The Merger Agreement contains certain termination rights for both EMC and us, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay EMC a termination fee of $11,585,000 and reimburse EMC up to $3,000,000 in fees and expenses of EMC actually incurred relating to the transaction contemplated by the Merger Agreement.

Results of Operations

The following tables set forth, in absolute dollars and as a percentage of total revenues, certain statement of operations data for the quarter and nine months ended September 30, 2005 and 2004:

	Quarter Ended September 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
	2005	2004	2005	2004
	(In thousands)				(In thousands)
Net revenues:
Software	$10,342	$6,562	49%	44%	$3,780	58%
Services	8,875	6,979	42%	46%	1,896	27%
Hardware and other	1,939	1,466	9%	10%	473	32%

Total revenues	21,156	15,007	100%	100%	6,149	41%

Cost of revenues:
Software	843	862	4%	6%	(19)	(2%)
Services	3,434	2,591	16%	17%	843	33%
Hardware and other	1,539	1,183	7%	8%	356	30%
Amortization of purchased intangibles	622	654	3%	4%	(32)	(5%)

Total cost of revenues	6,438	5,290	30%	35%	1,148	22%

Gross profit	14,718	9,717	70%	65%	5,001	51%

Operating expenses:
Research and development	2,933	2,242	14%	15%	691	31%
Sales and marketing	6,420	4,858	30%	32%	1,562	32%
General and administrative	2,171	1,919	10%	13%	252	13%
Acquisition and restructuring charges	325	(181)	2%	(1%)	506	280%

Total operating expenses	11,849	8,838	56%	59%	3,011	34%

Income from operations	2,869	879	14%	6%	1,990	226%
Interest and other income, net	162	62	1%	—	100	161%

Income before income taxes	3,031	941	15%	6%	2,090	222%
Provision for income taxes	1,155	367	5%	2%	788	215%

Net income	$1,876	$574	10%	4%	$1,302	227%

	Nine Months Ended September 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
	2005	2004	2005	2004
	(In thousands)				(In thousands)
Net revenues:
Software	$29,961	$21,666	51%	45%	$8,295	38%
Services	24,093	20,787	41%	44%	3,306	16%
Hardware and other	4,885	5,218	8%	11%	(333)	(6%)

Total revenues	58,939	47,671	100%	100%	11,268	24%

Cost of revenues:
Software	3,078	2,887	5%	6%	191	7%
Services	8,854	7,762	15%	16%	1,092	14%
Hardware and other	3,795	4,236	7%	9%	(441)	(10%)
Amortization of purchased intangibles	2,026	1,919	3%	4%	107	6%

Total cost of revenues	17,753	16,804	30%	35%	949	6%

Gross profit	41,186	30,867	70%	65%	10,319	33%

Operating expenses:
Research and development	8,174	7,439	14%	16%	735	10%
Sales and marketing	18,761	15,504	32%	33%	3,257	21%
General and administrative	6,537	4,891	11%	10%	1,646	34%
Acquisition and restructuring charges	754	(181)	1%	—	935	517%
Write-off of in-process research and development	110	66	—	—	44	67%
Write-off of withdrawn stock offering costs	—	205	—	—	(205)	(100%)

Total operating expenses	34,336	27,924	58%	59%	6,412	23%

Income from operations	6,850	2,943	12%	6%	3,907	133%
Interest and other income, net	430	191	1%	—	239	125%

Income before income taxes	7,280	3,134	13%	6%	4,146	132%
Provision for income taxes	2,774	1,222	5%	3%	1,552	127%

Net income	$4,506	$1,912	8%	3%	$2,594	136%

Quarter Ended September 30, 2005 compared to Quarter Ended September 30, 2004

Revenues

Our total revenues increased 41% to $21.2 million in the quarter ended September 30, 2005 from $15.0 million in the quarter ended September 30, 2004.

Our software revenues increased 58% to $10.3 million in the quarter ended September 30, 2005 from $6.6 million in the quarter ended September 30, 2004. Software revenues accounted for 49% and 44% of total revenues in the quarters ended September 30, 2005 and 2004, respectively. The increase in software revenues in absolute dollars and as a percentage of total revenues was attributable primarily to strong software license sales execution by our direct sales force and channel partners domestically and also to an increase in international software revenues resulting primarily from our acquisition of SWT.

Our service revenues increased 27% to $8.9 million in the quarter ended September 30, 2005 from $7.0 million in the quarter ended September 30, 2004. Service revenues accounted for 42% and 46% of total revenues in the quarters ended September 30, 2005 and 2004, respectively. The increase in service revenues in absolute dollars was attributable primarily to an increase in maintenance revenues resulting from a growing installed base of customers, most of who purchase and renew ongoing maintenance and support, as well as an increase in international revenues resulting primarily from our acquisition of SWT.

The decrease in service revenues as a percentage of total revenues was attributable primarily to the increase in software revenues.

Our hardware and other revenues increased 32% to $1.9 million in the quarter ended September 30, 2005 from $1.5 million in the quarter ended September 30, 2004. Hardware and other revenues accounted for 9% and 10% of total revenues in the quarters ended September 30, 2005 and 2004, respectively. The increase in hardware and other revenues in absolute dollars resulted primarily from an increase in digital scanner sales domestically and internationally, the latter of which was attributable to our acquisition of SWT. The decrease in hardware and other revenues as a percentage of total revenues was attributable primarily to the increase in software revenues.

International revenues totaled $5.5 million and $3.7 million in the quarters ended September 30, 2005 and 2004, respectively, representing 26% and 25% of total revenues in each of these quarters.

Gross Profit

Gross profit increased 51% to $14.7 million in the quarter ended September 30, 2005 from $9.7 million in the quarter ended September 30, 2004. Gross profit as a percentage of total revenues increased to 70% in the quarter ended September 30, 2005 from 65% in the quarter ended September 30, 2004. The increase in absolute dollars and as a percentage of total revenue was attributable primarily to the increase in software revenues, which have higher margins than service and hardware revenues, and to higher margins on our software sales due to a lower royalty cost in the mix of software we sold. The economies of scale gained by leveraging existing maintenance infrastructure to support higher maintenance revenues also contributed to the gross profit percentage increase.

Research and Development

Research and development expenses increased 31% to $2.9 million in the quarter ended September 30, 2005 from $2.2 million in the quarter ended September 30, 2004. As a percentage of total revenues, research and development expenses decreased to 14% in the quarter ended September 30, 2005 from 15% in the quarter ended September 30, 2004. The increase in absolute dollars was attributable primarily to an increase in research and development personnel resulting from our SWT acquisition and in connection with the growth of our product development office in Russia. The decrease as a percentage of total revenue was attributable primarily to cost benefits gained through the expanded utilization of lower cost research and development personnel in Russia to supplement our product development efforts.

Sales and Marketing

Sales and marketing expenses increased 32% to $6.4 million in the quarter ended September 30, 2005 from $4.9 million in the quarter ended September 30, 2004. As a percentage of total revenues, sales and marketing expenses decreased to 30% in the quarter ended September 30, 2005 from 32% in the quarter ended September 30, 2004. The increase in absolute dollars was attributable primarily to the expansion of our sales and marketing organizations and related labor cost increases, including those related to SWT, and an increase in sales commission expense. The decrease as a percentage of total revenue was attributable primarily to economies of scale gained by leveraging existing domestic sales infrastructure to support higher revenues.

General and Administrative

General and administrative expenses increased 13% to $2.2 million in the quarter ended September 30, 2005 from $1.9 million in the quarter ended September 30, 2004. As a percentage of total revenues, general and administrative expenses decreased to 10% in the quarter ended September 30, 2005 from 13% in the quarter ended September 30, 2004. The increase in absolute dollars was attributable primarily to an increase in headcount related to the expansion of our operations, including those related to SWT. The decrease as a percentage of total revenue was attributable primarily to economies of scale gained by leveraging existing domestic general and administrative infrastructure to support a higher revenue base.

Acquisition and Restructuring Charges

During the quarter ended September 30, 2005, we recorded a charge to operations of $0.3 million that consisted principally of external legal costs related to advisory services that preceded our execution of Merger Agreement with EMC Corporation.

During the quarter ended September 30, 2004, we recorded credits of $0.2 million in connection with revisions made to estimated future excess lease costs that were previously accrued by us in connection with the ActionPoint and Captiva Merger.

Provision for Income Taxes

Our tax rate for the quarter ended September 30, 2005 was 38.1%, as compared to a tax rate of 39.0% in the quarter ended September 30, 2004. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The decrease in our effective tax rate is attributable primarily to revised estimates of foreign taxable income, which is taxed at lower statutory rates than domestic income, as a percentage of total estimated taxable income in 2005.

Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004

Revenues

Our total revenues increased 24% to $58.9 million in the nine months ended September 30, 2005 from $47.7 million in the nine months ended September 30, 2004.

Our software revenues increased 38% to $30.0 million in the nine months ended September 30, 2005 from $21.7 million in the nine months ended September 30, 2004. Software revenues accounted for 51% and 45% of total revenues in the nine months ended September 30, 2005 and 2004, respectively. The increase in software revenues in absolute dollars and as a percentage of total revenues was attributable primarily to strong software license sales execution by our direct sales force and channel partners domestically and also to an increase in international software revenues resulting primarily from our acquisition of SWT.

Our service revenues increased 16% to $24.1 million in the nine months ended September 30, 2005 from $20.8 million in the nine months ended September 30, 2004. Service revenues accounted for 41% and 44% of total revenues in the nine months ended September 30, 2005 and 2004, respectively. The increase in service revenues in absolute dollars was attributable primarily to an increase in maintenance revenues resulting from a growing installed base of customers, most of who purchase and renew ongoing maintenance and support, as well as an increase in international revenues resulting primarily from our acquisition of SWT. The decrease in service revenues as a percentage of total revenues was attributable primarily to the increase in software revenues.

Our hardware and other revenues decreased 6% to $4.9 million in the nine months ended September 30, 2005 from $5.2 million in the nine months ended September 30, 2004. Hardware and other revenues accounted for 8% and 11% of total revenues in the nine months ended September 30, 2005 and 2004, respectively. The decrease in hardware and other revenues in absolute dollars and as a percentage of total revenues resulted primarily from a decrease in domestic sales of digital scanners compared to the prior year, partially offset by an increase in international hardware and other revenues attributable to our acquisition of SWT .

International revenues totaled $14.7 million and $10.6 million in the nine months ended September 30, 2005 and 2004, respectively, representing 25% and 22% of total revenues in the nine months ended September 30, 2005 and 2004, respectively.

Gross Profit

Gross profit increased 33% to $41.2 million in the nine months ended September 30, 2005 from $30.9 million in the nine months ended September 30, 2004. Gross profit as a percentage of total revenues increased to 70% in the nine months ended September 30, 2005 from 65% in the nine months ended September 30, 2004. The increase in absolute dollars and as a percentage of total revenue was attributable primarily to the increase in software revenues, which have higher margins than service and hardware revenues. The decrease in hardware and other revenues, which have lower gross margins than software and service revenues, and economies of scale gained by leveraging existing maintenance infrastructure to support higher maintenance revenues also contributed to the gross profit percentage increase.

Research and Development

Research and development expenses increased 10% to $8.2 million in the nine months ended September 30, 2005 from $7.4 million in the nine months ended September 30, 2004. As a percentage of total revenues, research and development expenses decreased to 14% in the nine months ended September 30, 2005 from 16% in the nine months ended September 30, 2004. The increase in absolute dollars was attributable primarily to an increase in research and development personnel resulting from our SWT acquisition and in connection with the growth of our product development office in Russia. The decrease as a percentage of total revenue was attributable primarily to cost benefits gained through the expanded utilization of lower cost research and development personnel in Russia to supplement our product development efforts.

Sales and Marketing

Sales and marketing expenses increased 21% to $18.8 million in the nine months ended September 30, 2005 from $15.5 million in the nine months ended September 30, 2004. As a percentage of total revenues, sales and marketing expenses decreased to 32% in the nine months ended September 30, 2005 from 33% in the nine months ended September 30, 2004. The increase in absolute dollars was attributable primarily to the expansion of our sales and marketing organizations and related labor cost increases, including those related to SWT, and an increase in sales commission expense. The decrease as a percentage of total revenue was attributable primarily to economies of scale gained by leveraging existing domestic sales infrastructure to support higher revenues.

General and Administrative

General and administrative expenses increased 34% to $6.5 million in the nine months ended September 30, 2005 from $4.9 million in the nine months ended September 30, 2004. As a percentage of total revenues, general and administrative expenses increased to 11% in the nine months ended September 30, 2005 from 10% in the nine months ended September 30, 2004. The increase in absolute dollars and as a percentage of revenue was attributable primarily to an increase in professional service fees, including audit and consulting fees, relating to our first year Sarbanes-Oxley Act compliance initiatives that were completed in the first quarter of 2005, an increase in headcount related to the expansion of our operations, and the recognition of a stock compensation charge related to the modification of a former director’s stock option awards in the nine months ended September 30, 2005.

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

During the quarter ended September 30, 2005, we recorded a charge to operations of $0.3 million that consisted principally of external legal costs related to advisory services that preceded our execution of Merger Agreement with EMC Corporation.

During the nine months ended September 30, 2004, we recorded credits of $0.2 million in connection with revisions made to estimated future excess lease costs that were previously accrued by us in connection with the ActionPoint and Captiva Merger.

In-Process Research and Development

In connection with our acquisition of SWT in the nine months ended September 30, 2005, we recorded $0.1 million charge related to acquired in-process research and development. In connection with our acquisition of Context in the nine months ended September 30, 2004, we recorded $0.1 million charge related to acquired in-process research and development.

Write-off of Withdrawn Stock Offering Costs

In April 2004, we filed a Registration Statement with the SEC to register shares of our common stock in preparation for an underwritten public offering. In May 2004, the Company decided not to proceed with the underwritten public offering, withdrew this Registration Statement and wrote off $0.2 million of costs incurred in the registration process and initially deferred in connection with the anticipated offering.

Provision for Income Taxes

Our effective tax rate for the nine months ended September 30, 2005 was 38.1%, as compared to an effective tax rate of 39.0% in the nine months ended September 30, 2004. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The decrease in our effective tax rate is attributable primarily to revised estimates of foreign taxable income, which is taxed at lower statutory rates than domestic income, as a percentage of total estimated taxable income in 2005.

Liquidity and Capital Resources

Our working capital decreased from $21.5 million at December 31, 2004 to $15.3 million at September 30, 2005. The $6.2 million decrease in working capital primarily consisted of a $2.6 million decrease in cash and cash equivalents and a $3.3 million combined increase in current liabilities. The decrease in cash and cash equivalents was attributable primarily to the cash consideration paid to acquire SWT, offset by cash provided by operating and financing activities as discussed below. The combined increase in other current liabilities was attributable primarily to SWT.

Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $8.8 million in the nine months ended September 30, 2004 to $11.7 million in the nine months ended September 30, 2005. The increase was attributable primarily to an increase in income before non-cash charges, including depreciation and amortization, the tax benefit from stock option exercises, stock compensation expense, and the write-off of in-process research and development.

Net cash used in investing activities increased from $6.1 million in the nine months ended September 30, 2004 to $17.4 million in the nine months ended September 30, 2005. The increase was attributable primarily to the use of $16.9 million in cash, net of cash acquired, to acquire SWT and pay direct acquisition costs during the nine months ended September 30, 2005.

Net cash provided by financing activities decreased from $4.4 million in the nine months ended September 30, 2004 to $3.3 million in the nine months ended September 30, 2005. Net cash provided by financing activities related primarily to proceeds from the exercise of common stock options and the sale of common stock under our employee stock purchase plan in both periods. The decrease resulted from lower stock option exercise activity and lower sales of common stock under our employee stock purchase plan in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

We are party to a credit agreement with a bank that provides for a revolving line of credit through August 2006. Borrowings under the credit agreement are limited to the lesser of $3.0 million or 80% of eligible accounts receivable, as defined, and bear interest at the bank’s prime rate plus 0.5%. Borrowings under this agreement are secured by substantially all of our assets. At September 30, 2005, there were no outstanding amounts borrowed under this credit agreement. The credit agreement restricts us from paying dividends on our common stock, conducting merger and acquisition activities, or otherwise effecting material changes to our business without the express written consent of the bank, and also stipulates various financial covenants that include, but are not limited to, minimum monthly working capital and quarterly earnings levels. At September 30, 2005, we were in compliance with all covenants prescribed by this credit agreement.

We assumed debt obligations in connection with our acquisition of SWT that included small business term loans, ANVAR subsidy advances and COFACE advances. ANVAR is a French organization that provides research and development subsidies to finance corporate development projects. COFACE is an affiliate of a French banking organization that provides advances to corporations for foreign expansion via insurance contracts that are designated to cover foreign losses resulting from French product exportation. At September 30, 2005, our total liability under these obligations amounted to $0.6 million, $0.5 million of which is payable within one year from September 30, 2005 and $0.1 million of which is payable thereafter through 2008.

The Merger Agreement with EMC contains certain termination rights for both EMC and us, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay EMC a termination fee of $11,585,000 and reimburse EMC up to $3,000,000 in fees and expenses of EMC actually incurred relating to the transaction contemplated by the Merger Agreement.

As of September 30, 2005, we had $24.6 million in cash and cash equivalents. If the Merger Agreement were to be terminated, we believe that these balances, anticipated future cash flows from operating and financing activities and, as necessary, borrowings under our credit agreement, will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. We could, however, seek additional equity or debt financing to fund further expansion, including potential future acquisitions of technologies or businesses. There can be no assurance that additional financing will be available on terms favorable to us, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally do not recognize compensation cost for employee stock option awards. Accordingly, we expect that the adoption of SFAS No. 123(R)’s fair value method will have a material and adverse impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based awards granted by us in the future and other factors. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as is currently prescribed by SFAS No. 95. To the extent that we continue to recognize tax benefits upon the exercise or disqualifying disposition of employee stock options, our adoption of SFAS No. 123(R) will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption.

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

RISKS RELATED TO OUR PENDING MERGER WITH EMC CORPORATION

We cannot assure you that the Merger will provide greater value to you than you would have if Captiva continued as an independent public company.

Upon completion of the Merger, our stockholders would receive $22.25 in cash, without interest, for each outstanding share of our common stock held by such stockholder, but we believe, and have been advised by Lazard Freres & Co. LLC, that this represents a fair price for our common stock. We are unable to predict with certainty our future prospects or the market price of our common stock and cannot say definitively whether the price of our common stock ultimately would be higher or lower than $22.25 in the absence of the Merger.

Failure to complete the Merger could have a negative impact on the market price of our common stock and on our business.

If the Merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed. In addition, our business and operations may be harmed to the extent that customers, suppliers and others believe that we cannot compete effectively in the marketplace without the Merger or may have curtailed business with us because of the announcement of the

Merger. We also will be required to pay significant costs incurred in connection with the Merger, whether or not the Merger is completed. Moreover, under specified circumstances we may be required to pay a termination fee of $11,585,000 to EMC in connection with a termination of the Merger Agreement and reimburse EMC up to $3,000,000 in fees and expenses of EMC actually incurred relating to the transaction contemplated by the Merger Agreement.

The “no solicitation” restrictions and the termination fee provisions in the Merger Agreement may discourage other companies from trying to acquire Captiva.

While the Merger Agreement is in effect, subject to specified exceptions, we are prohibited from soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than EMC. In addition, we are restricted from entering into any agreement relating to such a merger or other business combination transaction. Moreover, in the Merger Agreement, we agreed to pay a termination fee to EMC in specified circumstances. These provisions could discourage other parties from trying to acquire our company even though those other parties might be willing to offer greater value to our stockholders than EMC has offered in the Merger Agreement.

GENERAL RISK FACTORS

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

We currently have international operations, including offices in the United Kingdom, Germany, Australia, Russia, France, and Spain. During the quarters ended September 30, 2005 and 2004, international sales represented 26% and 25% of our revenues, respectively, and during the nine months ended September 30, 2005 and 2004, international sales represented 25% and 22% of our revenues, respectively. We anticipate that international sales will increase as a percentage of our revenues and that, for the foreseeable future, a significant portion of our revenues will be derived from sources outside the United States. We intend to continue to expand sales and support operations internationally. We could enter additional international markets, which would require significant management time and financial resources and which, in turn, could adversely affect our operating margins and earnings. To expand international sales, we may establish additional international operations, expand international sales channels, management and support organizations, hire additional personnel, customize our products for local markets, recruit additional international resellers and attempt to increase the productivity of existing international resellers. If we are unable to do any of the foregoing in a timely and cost-effective manner, our international sales growth, if any, will be limited, and our business, operating results and financial condition may be harmed. Even if we are able to expand international operations successfully, we may not be able to maintain or increase international market demand for our products. Our international operations are generally subject to a number of risks, including:

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

Many of our customers enter into professional services and maintenance agreements, which together comprise a significant portion of our revenues. Service revenues represented 42% and 46% of our total revenues during the quarters ended September 30, 2005 and 2004, respectively, and 41% and 44% of our total revenues during the nine months ended September 30, 2005 and 2004. The level of service revenues in the future will depend largely upon growing our professional services group and ongoing renewals of customer maintenance contracts by our installed customer base. Our professional services revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer maintenance contracts might be reduced in size or scope or might not be renewed in the future.

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

As a result of the ActionPoint and Captiva Merger and our acquisition of Context and SWT, we have recorded substantial goodwill and intangible assets. These non-cash charges will negatively affect earnings during these amortization periods, which could have a negative effect on our stock price. Additionally, we are required to test our goodwill for impairment at least annually, and more often if impairment indicators arise, and to review our intangible assets for impairment if indicators of impairment are present. In the event that we determine that our goodwill or intangible assets have become impaired, we would be required to recognize a non-cash charge that would negatively impact earnings in the impairment period, which could also have a negative effect on our stock price.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the U.S. Securities and Exchange Commission (SEC) and by the Nasdaq National Market, and new accounting pronouncements will have resulted in increased costs to us as we have evaluated the implications of these laws, regulations and standards and responded to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonable necessary resources to comply with evolving and increasingly complex and stringent standards. This investment has resulted in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy allows us to invest in high credit quality securities such as money market funds, debt instruments of the United States government and its agencies and high quality corporate issuers. To date, our investments of excess cash have principally consisted of bank money market accounts. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. At September 30, 2005, our cash and cash equivalents totaled $24.6 million, and consisted primarily of cash and money market accounts in banks with an original maturity of 90 days or less at the time of purchase.

We have operations internationally and, as a result, are subject to various risks, including foreign currency risks. We have not entered into foreign currency contracts for purposes of hedging or speculation. To date, we have not realized any significant gains or losses from transactions denominated in foreign currencies. During the quarter ended September 30, 2005, 21% of our sales and 27% of our operating expenses were denominated in currencies other than the United States dollar. During the nine months ended September 30, 2005, 19% of our sales and 22% of our operating expenses were denominated in currencies other than the United States dollar. These foreign currencies are primarily British pounds, Euros, Russian roubles, and Australian dollars. Additionally, substantially all of the receivables and payables of our international subsidiaries are denominated in their respective local currencies.

Item 4 – Controls and Procedures

An evaluation regarding the effectiveness of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report, was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005. No change in our internal control over financial reporting was identified in connection with the evaluation mentioned above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1 of Part II As of the date of this Quarterly Report on Form 10-Q.

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

CAPTIVA SOFTWARE CORPORATION

Date: November 9, 2005	/s/ REYNOLDS C. BISH
Reynolds C. Bish
Chief Executive Officer

/s/ RICK E. RUSSO
Rick E. Russo
Chief Financial Officer